Form 10-Q
period 1996-03-31
F-1000 FUTURES FUND LP SERIES IX
filed 1996-05-15
CIK 892381

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1996

Commission File Number 0-21586


                     F-1000 FUTURES FUND L.P., SERIES IX
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    New York                            13-3678327
- -------------------------------------------------------------------------------
           (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)            Identification No.)



                    c/o Smith Barney Futures Management Inc.
                          390 Greenwich St. - 1st Fl.
                           New York, New York 10013
- -------------------------------------------------------------------------------
             (Address and Zip Code of principal executive offices)


                                 (212) 723-5424
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No ____

                      F-1000 FUTURES FUND L.P., SERIES IX
                                   FORM 10-Q
                                     INDEX

                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I - Financial Information:

                 Item 1.       Financial Statements:

                               Statements of Financial Condition
                               at March 31, 1996 and December 31,
                               1995                                                         3

                               Statements of Income  and Expenses
                               and Partners' Capital for the Three
                               Months ended March 31, 1996 and 1995                         4

                               Notes to Financial Statements                              5 - 6

                 Item 2.       Management's Discussion and Analysis
                               of Financial Condition and Results of
                               Operations                                                 7 - 9

PART II - Other Information                                                                10

                                     PART I

                         Item 1.  Financial Statements


                       F-1000 FUTURES FUND L.P. SERIES IX
                       STATEMENTS OF FINANCIAL CONDITION


                                                             MARCH 31,           DECEMBER 31,
                                                              1996                   1995
                   ASSETS                                --------------         --------------
                                                          (Unaudited)
Equity in commodity futures trading account:
  Cash and cash equivalents                                 $2,126,081             $2,527,638
  Net unrealized appreciation
   on open futures contracts
  Zero Coupons, $9,152,000 and $9,473,000                      186,660                440,322
   principal amount in 1996 and 1995, respectively,
   due May 15, 1999, at market value
    (amortized cost $7,725,112 and $7,888,830,
    respectively)                                            7,607,600              7,939,605
Commodity options owned, at market value
    (cost $670)                                                                           690

                                                         --------------         --------------

                                                             9,920,341             10,908,255

Receivable from SB on sale of Zero Coupons                     266,845                580,941
Interest receivable                                              7,025                  9,187
Deferred organization expense                                                           7,521

                                                         --------------         --------------

                                                           $10,194,211            $11,505,904

                                                         ==============         ==============


      LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

 Accrued expenses:
  Commissions                                                  $19,556                $24,150
  Management fees                                                4,569                  5,642
  Other                                                         37,444                 26,090
  Organization expense                                                                 16,708
  Commodity options written, at market value
    (premiums recieved $300)                                                              320
  Redemptions payable                                          343,351                780,417

                                                         --------------         --------------

                                                               404,920                853,327
Partners' Capital

General Partner, 103 Unit equivalents
  outstanding in 1996 and 1995                                 110,172                115,825
Limited Partners, 9,049 and
  9,370 Units of Limited Partnership
  Interest outstanding in 1996 and 1995,
  respectively                                               9,679,119             10,536,752

                                                         --------------         --------------

                                                             9,789,291             10,652,577

                                                         --------------         --------------

                                                           $10,194,211            $11,505,904

                                                         ==============         ==============

See Notes to Financial statements.

                      F-1000 FUTURES FUND L.P., SERIES IX
            STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                  (UNAUDITED)



                                                                   MARCH  31,        MARCH  31,
                                                                      1996              1995
Income:                                                          ---------------   ---------------
  Net gains (losses) on trading of commodity futures:
    Realized gains (losses) on closed positions                      $(119,038)          $599,916
    Change in unrealized gains/losses  on open positions             $(253,662)           146,712

                                                                 ---------------   ---------------

                                                                       (372,700)          746,628
Less, brokerage commissions and clearing fees
  ($2,393 and $3,321, respectively)                                     (69,450)         (104,794)

                                                                 ---------------   ---------------

  Net realized and unrealized gains (losses)                           (442,150)          641,834
  Realized losses on sale of Zero Coupons                                (4,084)          (85,651)
  Unrealized appreciation (depreciation) on Zero Coupons               (168,287)          418,570
  Interest income                                                       129,619           171,500

                                                                 ---------------   ---------------

                                                                       (484,902)        1,146,253

                                                                 ---------------   ---------------

Expenses:

  Management fees                                                        14,130            22,000
  Organization expense                                                    7,521            38,252
  Other                                                                  13,382            13,910
  Incentive fees                                                                           89,966

                                                                 ---------------   ---------------

                                                                         35,033           164,128

                                                                 ---------------   ---------------

  Net income (loss)                                                    (519,935)          982,125
  Redemptions                                                          (343,351)       (1,719,938)

                                                                 ---------------   ---------------

  Net decrease in Partners'  capital                                   (863,286)         (737,813)

Partners' capital, beginning of period                               10,652,577        12,519,509

                                                                 ---------------   ---------------

Partners' capital, end of period                                     $9,789,291       $11,781,696

                                                                 ===============   ===============
Net asset value per Unit
  (9,152 and 10,967 Units outstanding
  at March 31,1996 and 1995, respectively)                            $1,069.63         $1,074.29
                                                                 ===============   ===============
Net income (loss) per Unit of Limited Partnership
  Interest and General Partnership Unit equivalent                    $  (54.89)        $   78.15
                                                                 ===============   ===============


See Notes to Financial Statements.

                      F-1000 FUTURES FUND L.P., SERIES IX
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (Unaudited)

General

       F-1000 Futures Fund L.P., Series IX (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on August 25, 1992 to engage in the speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts, including futures contracts on U.S. Treasuries and certain
other financial instruments, foreign currencies and stock indices.   The
commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its initial assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program for which payments are due approximately six years from the date trading commenced ("Zero Coupons"). The Partnership uses such Zero Coupons and its other assets to margin its commodities account. The Partnership commenced trading operations on March 9, 1993.

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are made for the Partnership by Trendview Management, Inc. and Rabar Market Research, Inc. (collectively, the "Advisors").

       The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

       Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      F-1000 FUTURES FUND L.P., SERIES IX
                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)




Net Asset Value Per Unit

       Changes in net asset value per Unit for the three months ended March 31, 1996 and 1995 were as follows:

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                    -------------------------------------
                                                                        1996                      1995
                                                                    ------------              -----------
Net realized and unrealized
 gains (losses)                                                        $  (46.67)               $   51.06
Realized and unrealized gains
 (losses) on Zero Coupons                                                 (18.20)                   26.49
Interest income                                                            13.68                    13.65
Expenses                                                                   (3.70)                  (13.05)
                                                                       ----------               ----------

Increase (decrease) for period                                            (54.89)                   78.15

Net Asset Value per Unit,
 beginning of period                                                    1,124.52                   996.14
                                                                       ----------               ----------

Net Asset Value per Unit,
 end of period                                                         $1,069.63                $1,074.29
                                                                       ==========               ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred in the Partnership's first quarter of 1996.

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.

         The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the three months ended March 31, 1996, Partnership capital decreased 8.1% from $10,652,577 to $9,789,291. This decrease was attributable to the redemption of 321 limited partnership Units resulting in an outflow of $343,351 and a net loss from operations of $519,935 during the three months ended March 31, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's first quarter of 1996, the net asset value per Unit decreased 4.9% from $1,124.52 to $1,069.63 as compared to the first quarter of 1995 in which the net asset value per Unit increased 7.8%. The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1996 of $372,700. Losses were recognized in the trading of commodity futures in precious metals, energy products, interest rates, agricultural products, currencies and stock indices. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1995 of $746,628. Realized gains were incurred in the trading of commodity futures in stock indices, foreign currencies, interest rates and agricultural products and were partially offset by losses realized in energy products and precious metals.

         Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. These price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

         Interest income on 75% of the Partnership's daily average equity maintained in cash was earned on the monthly average 13-week U.S. Treasury bill yield. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three months ended March 31, 1996 decreased by $41,881 as compared to the corresponding period in 1995. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash in addition to a decrease in interest rates in the first quarter of 1996 as compared to the first quarter of 1995.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three months ended March 31, 1996 decreased by $35,344 as compared to the corresponding period in 1995.

         All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1996 decreased by $7,870 as compared to the corresponding period in 1995.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. No incentive fees were earned for the three months ended March 31, 1996. Trading performance for the three months ended March 31, 1995 resulted in incentive fees of $89,966.

                           PART II OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    (a) Exhibits - None

           (b) Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F-1000 FUTURES FUND L.P., SERIES IX


By:      Smith Barney Futures Management Inc.
         -------------------------------------
         (General Partner)


By:      /s/ David J. Vogel, President
         -------------------------------------
         David J. Vogel, President

Date:     5/10/96

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management Inc.
         -------------------------------------
         (General Partner)


By:      /s/ David J. Vogel, President
         -------------------------------------
         David J. Vogel, President


Date:     5/10/96



By:      /s/ Daniel A. Dantuono
         -------------------------------------
         Daniel A. Dantuono
         Chief Financial Officer and
         Director

Date:     5/10/96

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
- -------         -----------

  27            Financial Data Schedule