Form 10-Q
period 1996-06-30
F-1000 FUTURES FUND LP SERIES IX
filed 1996-08-14
CIK 892381

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1996

Commission File Number 0-21586


                       F-1000 FUTURES FUND L.P., SERIES IX
             (Exact name of registrant as specified in its charter)

      New York                                      13-3678327
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)



                    c/o Smith Barney Futures Management Inc.
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)


                                 (212) 723-5424
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No

                       F-1000 FUTURES FUND L.P., SERIES IX
                                    FORM 10-Q
                                      INDEX

                                                                      Page
                                                                     Number

PART I - Financial Information:

            Item 1.   Financial Statements:

                      Statements of Financial Condition
                      at June 30, 1996 and December 31,
                      1995                                              3

                      Statements of Income and Expenses
                      and Partners' Capital for the Three
                      and Six Months ended June 30, 1996
                      and 1995                                          4

                      Notes to Financial Statements                   5 - 8

            Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                      9 - 10

PART II - Other Information                                             11

                                     PART I

                          Item 1. Financial Statements


                       F-1000 FUTURES FUND L.P. SERIES IX
                        STATEMENTS OF FINANCIAL CONDITION


                                                        JUNE 30,    DECEMBER 31,
                                                          1996         1995
ASSETS
                                                      ------------  ------------
                                                       (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                           $  2,489,328  $  2,527,638
  Net unrealized appreciation
   on open futures contracts
  Zero Coupons, $8,704,000 and $9,473,000                  178,802       440,322
   principal amount in 1996 and 1995, respectively,
   due May 15, 1999, at market value
    (amortized cost $7,446,794 and $7,888,830,
    respectively)                                        7,275,500     7,939,605
Commodity options owned, at market value
    (cost $950 and $670, respectively)                       1,125           690

                                                       -----------   -----------

                                                         9,944,755    10,908,255

Receivable from SB on sale of Zero Coupons                 374,367       580,941
Interest receivable                                          8,175         9,187
Deferred organization expense                                 --           7,521

                                                       -----------   -----------

                                                      $ 10,327,297  $ 11,505,904

                                                       ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

 Accrued expenses:
  Commissions                                         $     22,779  $     24,150
  Management fees                                            5,322         5,642
  Other                                                     28,217        26,090
  Incentive fees                                            20,099          --
  Organization expense                                        --          16,708
  Commodity options written, at market value
    (premiums recieved $300)                                  --             320
   Redemptions payable                                     501,791       780,417

                                                       -----------   -----------

                                                           578,208       853,327
Partners' Capital

General Partner, 103 Unit equivalents
  outstanding in 1996 and 1995                             115,367       115,825
Limited Partners, 8,601 and
  9,370 Units of Limited Partnership
  Interest outstanding in 1996 and 1995,
  respectively                                           9,633,722    10,536,752

                                                       -----------   -----------

                                                         9,749,089    10,652,577

                                                       -----------   -----------

                                                       $10,327,297   $11,505,904

                                                       ===========   ===========
See Notes to Financial statements

                       F-1000 FUTURES FUND L.P., SERIES IX
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                           THREE-MONTHS ENDED               SIX-MONTHS ENDED
                                                                                JUNE 30,                        JUNE 30,

                                                                    ------------     ------------     ------------     -------------
                                                                        1996              1995            1996              1995

                                                                    ------------     ------------     ------------     -------------
Income:
  Net gains (losses) on trading of commodity futures:
  Realized gains  on closed positions                               $    523,878     $    784,712     $    404,840     $  1,384,628
  Change in unrealized  losses on open positions                          (7,683)        (299,800)        (261,345)        (153,088)
                                                                    ------------     ------------     ------------     ------------

                                                                         516,195          484,912          143,495        1,231,540
Less, brokerage commissions and clearing fees
($2,150, $3,766, $4,543 and $7,087, respectively)                        (72,431)        (105,005)        (141,881)        (209,799)
                                                                    ------------     ------------     ------------     ------------

Net realized and unrealized gains                                        443,764          379,907            1,614        1,021,741
Loss on Sale of Zero Coupon Bonds                                         (8,969)          (6,946)         (13,053)         (92,597)
Unrealized appreciation (depreciation) on Zero Coupons                   (53,782)         386,963         (222,069)         805,533
Interest income                                                          129,990          160,905          259,609          332,405
                                                                    ------------     ------------     ------------     ------------

                                                                         511,003          920,829           26,101        2,067,082
                                                                    ------------     ------------     ------------     ------------
Expenses:

  Management fees                                                         15,549           21,844           29,679           43,844
  Incentive fees                                                          20,099           61,254           20,099          151,220
  Other                                                                   13,766           12,193           27,148           26,103
  Organization expense                                                      --             41,708            7,521           79,960

                                                                    ------------     ------------     ------------     ------------

                                                                          49,414          136,999           84,447          301,127
                                                                    ------------     ------------     ------------     ------------

  Net income (loss)                                                      461,589          783,830          (58,346)       1,765,955
  Redemptions                                                           (501,791)        (491,531)        (845,142)      (2,211,469)
                                                                    ------------     ------------     ------------     ------------

  Net increase (decrease) in Partners' capital                           (40,202)         292,299         (903,488)        (445,514)

Partners' capital, beginning of period                                 9,789,291       11,781,696       10,652,577       12,519,509

                                                                    ------------     ------------     ------------     ------------

Partners' capital, end of period                                    $  9,749,089     $ 12,073,995     $  9,749,089     $ 12,073,995
                                                                    ============     ============     ============     ============
Net Asset Value per Unit
  (8,704 and 10,538 Units outstanding at
  June 30, 1996 and 1995)                                           $   1,120.07     $   1,145.76     $   1,120.07     $   1,145.76
                                                                    ============     ============     ============     ============
Net income (loss) per Unit of Limited Partnership
  Interest and General Partnership Unit equivalent                  $      50.44     $      71.47     $      (4.45)    $     149.62
                                                                    ============     ============     ============     ============

See Notes to Financial Statements

                       F-1000 FUTURES FUND L.P., SERIES IX
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

1.   General:

     F-1000 Futures Fund L.P., Series IX (the "Partnership") is a limited partnership organized under the laws of the State of New York on August 25, 1992 to engage in the speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts, including futures contracts on U.S. Treasuries and certain other financial instruments, foreign currencies and stock indices. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its initial assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program for which payments are due approximately six years from the date trading commenced ("Zero Coupons"). The Partnership uses such Zero Coupons and its other assets to margin its commodities account. The Partnership commenced trading operations on March 9, 1993.

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are made for the Partnership by Trendview Management, Inc. and Rabar Market Research, Inc. (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1996 and the results of its operations for the three and six months ended June 30, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                       F-1000 FUTURES FUND L.P., SERIES IX
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)




2.   Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and six months ended June 30, 1996 and 1995 were as follows:

                                 THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                      JUNE 30,                   JUNE 30,
                               ----------------------    ----------------------
                                   1996       1995           1996        1995
                               ----------------------    ----------------------

Net realized and
 unrealized gains              $   48.49    $   34.64    $    1.81    $   85.70
Realized and unrealized
 gains (losses)on Zero
 Coupons                           (6.86)       34.65       (25.05)       61.14
Interest income                    14.21        14.67        27.89        28.32
Expenses                           (5.40)      (12.49)       (9.10)      (25.54)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                            50.44        71.47        (4.45)      149.62

Net Asset Value per Unit,
 beginning of period            1,069.63     1,074.29     1,124.52       996.14
                               ---------    ---------    ---------    ---------

Net Asset Value per
 Unit,end of period            $1,120.07    $1,145.76    $1,120.07    $1,145.76
                               =========    =========    =========    =========


3.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statements of income and expenses.

     The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1996 was $179,927 and the average fair value during the six months then ended, based on monthly calculation was $181,119.

4.   Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SB.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $12,170,167 and $13,297,046, respectively, as detailed below. All of these instruments mature within one year of June 30, 1996 and are exchange traded contracts. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1996, the Partnership had net unrealized trading gains of $179,927 as detailed below.


                                    NOTIONAL OR CONTRACTUAL            NET
                                     AMOUNT OF COMMITMENTS          UNREALIZED
                                TO PURCHASE        TO SELL          GAIN/(LOSS)
                                -------------      -----------      -----------

Currencies                        $ 1,802,503      $ 3,431,606       $  6,990
Energy                                845,400                -         82,289
Grains                                 50,175           84,010          3,110
Interest Rates US                           -        1,987,731         (1,200)
Interest Rates Non US               7,304,039        3,282,882         18,342
Softs                                 436,923          641,105         37,912
Metals                                546,539        3,824,761         31,047
Indices                             1,184,588           44,951          1,437
                                  -----------      -----------       --------

Totals                            $12,170,167      $13,297,046       $179,927
                                  ===========      ===========       ========

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.


Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred in the Partnership's second quarter of 1996.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 1996, Partnership capital decreased 8.5% from $10,652,577 to $9,749,089. This decrease was attributable to the redemption of 769 limited partnership Units resulting in an outflow of $845,142 and a net loss from operations of $58,346 during the six months ended June 30, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's second quarter of 1996, the net asset value per Unit increased 4.7% from $1,069.63 to $1,120.07 as compared to the second quarter of 1995 in which the net asset value per Unit increased 6.7%. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1996 of $516,195. Gains were recognized in the trading of commodity futures in metals, energy products, agricultural products and currencies and were partially offset by losses in interest rates and indices. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1995 of $484,912. Gains were recognized in the trading of interest rates and energy products and were partially offset by losses in currencies, indices, agricultural products and metals.

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

     Interest income on 75% of the Partnership's daily average equity maintained in cash was earned on the monthly average 13-week U.S. Treasury bill yield. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and six months ended June 30, 1996 decreased by $30,915 and $72,796, respectively, as compared to the corresponding periods in 1995. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash in addition to a decrease in interest rates in the first and second quarters of 1996 as compared to the corresponding periods of 1995.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and six months ended June 30, 1996 decreased by $32,574 and $67,918, respectively, as compared to the corresponding periods in 1995.

     All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1996 decreased by $6,295 and $14,165, respectively as compared to the corresponding periods in 1995.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 1996 resulted in a decrease in incentive fees of $41,155 and $131,121, respectively, as compared to the corresponding periods in 1995.

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

F-1000 FUTURES FUND L.P., SERIES IX


By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      -----------------------------------
      David J. Vogel, President

Date: 8/14/96

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      -----------------------------------
      David J. Vogel, President


Date: 8/14/96



By:   /s/ Daniel A. Dantuono
      -----------------------------------
      Daniel A. Dantuono
      Chief Financial Officer and
      Director

Date: 8/14/96