Form 10-Q
period 1996-09-30
F-1000 FUTURES FUND LP SERIES IX
filed 1996-11-13
CIK 892381

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1996

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

                      Statements of Financial Condition
                      at September 30, 1996 and December 31,
                      1995                                              3

                      Statements of Income  and Expenses
                      and Partners' Capital for the Three
                      and Nine Months ended September 30,
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

                                     PART I

                          Item 1. Financial Statements


                       F-1000 FUTURES FUND L.P., SERIES IX
                        STATEMENTS OF FINANCIAL CONDITION


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1996           1995
                                                     -------------  ------------
                                                      (Unaudited)
ASSETS

Equity in commodity futures trading account:
  Cash and cash equivalents                            $ 2,080,613   $ 2,527,638
  Net unrealized appreciation
   on open futures contracts
  Zero Coupons, $6,850,000 and $9,473,000                  194,498       440,322
   principal amount in 1996 and 1995, respectively,
   due May 15, 1999, at market value
    (amortized cost $5,941,142 and $7,888,830,
    respectively)                                        5,827,638     7,939,605
Commodity options owned, at market value
    (cost $670 )                                                 -           690

                                                       -----------   -----------

                                                         8,102,749    10,908,255

Receivable from SB on sale of Zero Coupons               1,576,679       580,941
Interest receivable                                          6,733         9,187
Deferred organization expense                                    -         7,521

                                                       -----------   -----------

                                                       $ 9,686,161   $11,505,904

                                                       ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

 Accrued expenses:
  Commissions                                          $    19,977   $    24,150
  Management fees                                            4,667         5,642
  Other                                                     32,221        26,090
  Organization expense                                           -        16,708
  Commodity options written, at market value
    (premiums recieved $300)                                     -           320
   Redemptions payable                                   2,051,099       780,417

                                                       -----------   -----------

                                                         2,107,964       853,327

                                                       -----------   -----------

Partners' Capital
General Partner, 103 Unit equivalents
  outstanding in 1996 and 1995                             113,950       115,825
Limited Partners, 6,747 and
  9,370 Units of Limited Partnership
  Interest outstanding in 1996 and 1995,
  respectively                                           7,464,247    10,536,752

                                                       -----------   -----------

                                                         7,578,197    10,652,577

                                                       -----------   -----------

                                                       $ 9,686,161   $11,505,904

                                                       ===========   ===========
See Notes to Financial statements

                       F-1000 FUTURES FUND L.P., SERIES IX
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                               THREE-MONTHS ENDED               NINE-MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,

                                                                1996            1995            1996             1995

                                                          --------------  -------------    ------------    -----------

Income:
  Net gains (losses) on trading of commodity futures:
  Realized gains  on closed positions                      $  (190,844)   $   (583,192)   $    213,996    $    801,436
  Change in unrealized  gains/(losses) on open positions        15,521        (269,837)       (245,824)       (422,925)

                                                           -----------    ------------    ------------    ------------

                                                              (175,323)       (853,029)        (31,828)        378,511
Less, brokerage commissions and clearing fees
($2,571, $4,036, $7,114 and $11,123, respectively)
                                                               (66,307)        (86,517)       (208,188)       (296,316)

                                                           -----------    ------------    ------------    ------------

Net realized and unrealized losses                            (241,630)       (939,546)       (240,016)         82,195
Loss on Sale of Zero Coupon Bonds                              (31,304)         (5,973)        (44,357)        (98,570)
Unrealized appreciation (depreciation) on Zero Coupons          57,790          (6,661)       (164,279)        798,872
Interest income                                                123,882         150,533         383,491         482,938

                                                           -----------    ------------    ------------    ------------
                                                               (91,262)       (801,647)        (65,161)      1,265,435

                                                           -----------    ------------    ------------    ------------
Expenses:

  Management fees                                               13,820          17,190          43,499          61,034
  Other                                                         14,711          14,261          41,859          40,364
  Organization expense                                               -          33,190           7,521         113,150
  Incentive fees                                                     -               -          20,099         151,220

                                                           -----------    ------------    ------------    ------------
                                                                28,531          64,641         112,978         365,768

                                                           -----------    ------------    ------------    ------------

  Net income (loss)                                           (119,793)       (866,288)       (178,139)        899,667
  Redemptions                                               (2,051,099)       (394,577)     (2,896,241)     (2,606,046)

                                                           -----------    ------------    ------------    ------------

  Net  decrease in Partners' capital                        (2,170,892)     (1,260,865)     (3,074,380)     (1,706,379)

Partners' capital, beginning of period                       9,749,089      12,073,995      10,652,577      12,519,509

                                                           -----------    ------------    ------------    ------------

Partners' capital, end of period                           $ 7,578,197    $ 10,813,130    $  7,578,197    $ 10,813,130

                                                           ===========    ============    ============    ============
Net Asset Value per Unit
  (6,850 and 10,167 Units outstanding at
  September 30, 1996 and 1995)                             $  1,106.31    $   1,063.55    $   1,106.31    $   1,063.55

                                                           ===========    ============    ============    ============

Net income (loss) per Unit of Limited Partnership
  Interest and General Partnership Unit equivalent         $    (13.76)   $     (82.21)   $     (18.21)   $      67.41

                                                           ===========    ============    ============    ============

See Notes to Financial Statements.

                      F-1000 FUTURES FUND L.P., SERIES IX
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)

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

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1996 and the results of its operations for the three and nine months ended September 30, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      F-1000 FUTURES FUND L.P., SERIES IX
                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)




2. Net Asset Value Per Unit:

   Changes in net asset value per Unit for the three and nine months ended September 30, 1996 and 1995 were as follows:

                                 THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                   SEPTEMBER 30,              SEPTEMBER 30,
                                   1996       1995           1996        1995

Net realized and unrealized
 losses                        $  (27.76)   $  (89.16)   $  (25.95)       (3.45)
Realized and unrealized
 gains (losses) on Zero
 Coupons                            3.04        (1.20)      (22.01)       59.94
Interest income                    14.23        14.28        42.12        42.60
Expenses                           (3.27)       (6.13)      (12.37)      (31.68)
                               ---------    ---------    ---------    ---------

Decrease for period               (13.76)      (82.21)      (18.21)       67.41

Net Asset Value per Unit,
 beginning of period            1,120.07     1,145.76     1,124.52       996.14
                               ---------    ---------    ---------    ---------

Net Asset Value per
 Unit,end of period            $1,106.31    $1,063.55    $1,106.31    $1,063.55
                               =========    =========    =========    =========


3. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statements of income and expenses.

     The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1996 was $194,498 and the average fair value during the nine months then ended, based on monthly calculation was $176,672.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the

Partnership's involvement in these instruments. At September 30, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $22,326,735 and $8,976,296, respectively, as detailed below. All of these instruments mature within one year of September 30, 1996 and are exchange traded contracts. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1996, the Partnership had net unrealized trading gains of $194,498 as detailed below.


                                     NOTIONAL OR CONTRACTUAL            NET
                                       AMOUNT OF COMMITMENTS         UNREALIZED
                                     TO PURCHASE     TO SELL         GAIN/(LOSS)

Currencies                           $   798,197      $2,817,562      $  25,914
Energy                                 1,152,256               -          4,863
Interest Rates US                     18,559,305       1,840,700         86,284
Grain                                     25,870         928,182         24,312
Sugar                                          -          72,990           (112)
Livestock                                344,100               -           (300)
Indices                                1,221,928               -          3,048
Metals                                   225,079       3,316,862         50,489
                                     -----------      ----------      ---------

Totals                               $22,326,735      $8,976,296      $ 194,498
                                     ===========      ==========      =========

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.


Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred in the Partnership's third quarter of 1996.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 1996, Partnership capital decreased 28.9% from $10,652,577 to $7,578,197. This decrease was attributable to the redemption of 2,623 Units resulting in an outflow of $2,896,241 and a net loss from operations of $178,139 during the nine months ended September 30, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's third quarter of 1996, the net asset value per Unit decreased 1.2% from $1,120.07 to $1,106.31 as compared to the third quarter of 1995 in which the net asset value per Unit decreased 7.2%. The Partnership experienced a net trading loss before commissions and expenses in the third quarter of 1996 of $175,323. Losses were recognized in the trading of commodity futures in agricultural products, indices and currencies and were partially offset by gains in interest rates, energy products and metals. The Partnership experienced a net trading loss before commissions and expenses in the third quarter of 1995 of $853,029. Losses were recognized in the trading of interest rates, energy products, currencies, indices, agricultural products and metals.

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

     Interest income on 75% of the Partnership's daily average equity maintained in cash was earned at the monthly average 13-week U.S. Treasury bill yield. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and nine months ended September 30, 1996 decreased by $26,651 and $99,447, respectively, as compared to the corresponding periods in 1995. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash in addition to a decrease in interest rates in 1996 as compared to 1995.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and nine months ended September 30, 1996 decreased by $20,210 and $88,128, respectively, as compared to the corresponding periods in 1995.

     All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1996 decreased by $3,370 and $17,535, respectively as compared to the corresponding periods in 1995.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the nine months ended September 30, 1996 and September 30, 1995 resulted in incentive fees of $20,099 and $151,220, respectively.

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


By:   /s/ David J. Vogel, President
      David J. Vogel, President

Date:     11/11/96

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President


Date:     11/11/96



By:   /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and
      Director

Date:     11/11/96