Form 10-K
period 1996-12-31
F-1000 FUTURES FUND LP SERIES IX
filed 1997-03-27
CIK 892381

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: 50,000 Units of Limited
                                                            Partnership
                                                            Interest
                                                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ]

                                    PART I

Item 1. Business.

      (a) General development of business. F-1000 Futures Fund L.P., Series IX (the "Partnership") is a limited partnership organized on August 25, 1992 under the Partnership Laws of the State of New York. The Partnership engages in speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on United States Treasuries and certain other financial instruments, foreign currencies and stock indices. The Partnership maintains a portion of its assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program ("Zero Coupons") which payments will be due May 15, 1999. The Partnership uses the Zero Coupons and its other assets to margin its commodities account.
      A total of 50,000 Units of Limited Partnership Interest in the Partnership (the "Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering of 50,000 units became effective on August 25, 1992. Between November 24, 1992 and March 8, 1993, 23,755 Units were sold to the public at $1,000 per Unit. Proceeds of the offering along with the General Partners' contribution of $249,000 were held in escrow until March 9, 1993 at which time an aggregate of $24,005,000 was turned over to the Partnership and the Partnership commenced trading operations. Redemptions for the years ended December 31, 1996, 1995 and 1994 are reported in the Statement of Partners

Capital on page F-5 under "Item 8. Financial Statements and Supplementary Data."
      The Partnership's trading of futures contracts on commodities is done on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with its commodity broker, Smith Barney Inc. ("SB").
      Smith Barney  Futures  Management  Inc.  acts as the general  partner (the
"General  Partner")  of the  Partnership.  SB is an  affiliate  of  the  General
Partner.
      Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner administers the business and affairs of the Partnership. As of December 31, 1996 all commodity trading decisions are made for the Partnership by Trendview Management, Inc. and Rabar Market Research, Inc. (collectively, the "Advisors"). Neither of the Advisors is affiliated with the General Partner or SB. The Advisors are not responsible for the organization or operation of the Partnership.
      Pursuant to the terms of the Management Agreements (the "Management Agreements"), the Partnership is obligated to pay each Advisor: (i) a monthly management fee equal to 1/6 of 1% of the Net Assets of the Partnership allocated to each Advisor as of the end of each month (2% per year) and (ii) an incentive fee payable quarterly, equal to 20% of the New Trading Profits (as defined in the Management Agreements) of the Partnership.
      The Customer Agreement provides that the Partnership will pay

SB a monthly brokerage fee equal to .71% of month-end Net Assets allocated to the Advisors (8.5% per year) in lieu of brokerage commissions on a per trade basis. SB will pay a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership will pay for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.
      In addition, SB will pay the Partnership interest on 75% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined.
     Smith Barney Holdings, Inc. has agreed to contribute up to $50,000,000 to the Partnership's capital without recourse to the Partnership, the General Partner or SB to enable the Partnership to meet its margin obligations to SB. As a result of the agreement, the Partnership should not have to liquidate its Zero Coupons prior to their due date except to fund redemptions, and investors who remain limited partners until dissolution of the Partnership should receive an amount at least equal to their initial investment. The

General Partner will provide a copy of Smith Barney Holdings Inc.'s annual report as filed with the SEC to any limited partner requesting it.
       (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasuries, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1996, 1995, 1994 and for the period from March 9, 1993 (commencement of trading operations) to December 31, 1993 is set forth under "Item 6. Select Financial Data." Partnership capital as of December 31, 1996 was $7,756,766.
      (c)     Narrative description of business.
              See Paragraphs (a) and (b) above.
              (i) through (x) - Not applicable.
              (xi) through (xii) - Not applicable.
              (xiii) - The Partnership has no employees.
      (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.
Item 2.  Properties.
      The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SB.

Item 3.  Legal Proceedings.
      There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year.
Item 4.  Submission of Matters to a Vote of Security Holders.
      There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                                    PART II
Item 5. Market for Registrant's Common Equity and Related Security
         Holder Matters.
          (a) Market Information. The Partnership has issued no stock. There is no established public trading market for the Units of Limited Partnership Interest.
          (b) Holders. The number of holders of Units of Limited
              Partnership Interest as of December 31, 1996 was 584.
          (c) Distribution. The Partnership did not declare a distribution in 1996.

Item 6. Select Financial Data. The Partnership commenced trading operations on March 9, 1993. Realized and unrealized trading gains, realized and unrealized gains (losses) on Zero Coupons, interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1996, 1995, 1994 and for the period from March 9, 1993 (commencement of trading operations) to December 31, 1993 and total assets at December 31, 1996, 1995, 1994, 1993 and 1992 were as follows:

                                              1996             1995            1994           1993            1992
                                          -----------      ------------    ------------    -----------     -------

Realized and unrealized
 trading gains net of
 brokerage commissions and
 clearing fees of $271,097,
 $368,786, $584,851 and
 $653,875, respectively                   $   23,106       $   420,261     $   222,464      $   353,586

Realized and unrealized gains
 (losses)on Zero Coupons                    (159,745)          899,375      (1,583,065)         140,604

Interest income                              485,260           623,626         929,636          880,622
                                          -----------      ------------    ------------     -----------

                                          $  348,621       $ 1,943,262     $  (430,965)     $ 1,374,812
                                          ===========      ============    ============     ===========

Net Income (loss)                         $  218,128       $ 1,519,530     $  (945,801)     $   934,115
                                          ===========      ============    ============     ===========

Increase (decrease) in
 net asset value per unit                 $    39.64       $    128.38     $    (42.92)     $     39.06
                                          ===========      ============    ============     ===========

Total assets                              $8,030,154       $11,505,904     $15,407,997      $24,207,383       $ 2,000
                                          ===========      ============    ============     ============       ======

Item 7.      Management's Discussion and Analysis of Financial
           Condition and Results of Operations.
      (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
      (1) Partnership funds are invested only in commodity contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
      (2)  The Partnership diversifies its positions among various commodities.
      (3) No Advisor will initiate additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor.
      (4) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position will be fully hedged.

      (5) The Partnership will not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
      (6) The Partnership will not utilize borrowings except short-term borrowing if the Partnership takes delivery of any cash commodities.
      (7) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or
"straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
           The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also "Item 8. Financial Statement and Supplementary Data.," for further information on financial instrument risk included in the notes to financial statements.)
       Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2012;
(ii) at the end of the month in which the Zero Coupons purchased by the Partnership come due (May, 1999); (iii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Units; (iv) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (v) the Partnership is required to register under the Investment Company Act of 1940 and the General Partner determines that dissolution is therefore in the Partnership's best interest; or

(vi) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.
      (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
           (ii) The Partnership's capital will consist of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership's Advisors may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. Furthermore, the Partnership will receive no payment on its Zero Coupons until their due date. However, the Partnership will accrue interest on the Zero Coupons and Limited Partners will be required to report as interest income on their U.S. tax returns in each year their prorata share of the accrued interest on the Zero Coupons even though no interest will be paid prior to their due date. In addition, the amount of interest income payable by SB is dependent upon interest rates over which the Partnership has no control.
         No forecast can be made as to the level of redemptions in any given period. Beginning with the fiscal quarter ending at least six months after trading commences, a Limited Partner may cause all of his Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of a fiscal quarter (the "Redemption Date") on fifteen days' written notice to the General Partner. Redemption fees equal to 4%, 3%, 2% and 1% of Net Asset Value per Unit redeemed were charged to any Limited Partner who redeemed his Units on the first, second, third or fourth possible Redemption Dates, respectively. Thereafter, no redemption fee will be charged. During 1994 and 1993, SB received redemption fees of $52,854 and $77,949, respectively.
      For the year ended December 31, 1996 2,810 Units were redeemed totaling $3,113,939. For the year ended December 31, 1995, 3,095 Units were redeemed for a total of $3,386,462 which includes the General Partner redemption representing 146 Unit equivalents totaling $164,180. There were 8,933 Units redeemed in the year ended December 31, 1994, at a value of $8,875,467.
      For each Unit redeemed and not offset by a purchase, the Partnership liquidates $1,000 (principal amount) of Zero Coupons and will continue to liquidate $1,000 (principal amount) of Zero Coupons per Unit redeemed. These liquidations will be at market value which will be less than the amount payable on their due date. Moreover, it is possible that the market value of the Zero Coupon could be less than its purchase price plus the original issue discount amortized to date.

         (c) Results of operations. For the year ended December 31, 1996, the net asset value per Unit increased 3.5% from $1,124.52 to $1,164.16. For the year ended December 31, 1995, the net asset value increased 12.9% from $996.14 to $1,124.52. For the year ended December 31, 1994, the net asset value per Unit decreased 4.1% from $1,039.06 to $996.14.
      The Partnership experienced net trading gains of $294,203 before commission and expenses for the year ended December 31, 1996. Gains were attributable to the trading of commodity futures in currencies, energy products and interest rates and were partially offset by losses in the trading of commodity futures in metals, agricultural products and indices. The Partnership experienced a realized loss of $46,071 on Zero Coupons liquidated in conjunction with the redemption of Units during 1996 and unrealized depreciation of $113,674 on Zero Coupons during 1996.
      The Partnership experienced net trading gains of $789,047 before commissions and expenses for the year ended December 31, 1995. Realized trading gains of $855,208 were attributable to net trading gains in foreign currencies, interest rates, stock indices and energy commodity futures. These realized gains were partially offset by realized losses experienced in the trading of metals and agricultural commodity futures. The Partnership experienced a realized loss of $95,508 on Zero Coupons liquidated in conjunction with the redemption of Units during 1995 and unrealized appreciation of $994,883 on Zero Coupons during 1995.

      The Partnership experienced net trading gains of $807,315 before commissions and expenses for the year ended December 31, 1994. Realized trading gains of $1,019,135 were attributable to trading in foreign currencies and agricultural commodity futures. However, these realized trading gains were partially offset by realized losses experienced in the trading of interest rates, precious metals, stock indices and energy commodity futures. The Partnership experienced a realized loss of $526,997 on Zero Coupons liquidated in conjunction with the redemption of Units during 1994 and unrealized depreciation of $1,056,068 on Zero Coupons during 1994.
      Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to gain capital from operations.

Item 8.         Financial Statements and Supplementary Data.




                      F-1000 FUTURES FUND L.P., SERIES IX
                         INDEX TO FINANCIAL STATEMENTS



                                                                  Page
                                                                  Number


                Report of Independent Accountants.                  F-2

                Financial Statements:
                Statement of Financial Condition at
                December 31, 1996 and 1995.                         F-3

                Statement of Income and Expenses for
                the years ended December 31, 1996, 1995
                and 1994.                                           F-4

                Statement of Partners' Capital for the
                years ended December 31, 1996, 1995
                and 1994.                                           F-5

                Notes to Financial Statements.                   F-6 -  F-12

                                   Continued

                        Report of Independent Accountants

To the Partners of F-1000 Futures Fund L.P., Series IX:

We have audited the accompanying statement of financial condition of F-1000 FUTURES FUND L.P., SERIES IX (a New York Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income and expenses and of partners' capital for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management of the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of F-1000 Futures Fund L.P., Series IX as of December 31, 1996 and 1995, and the results of its operations for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



                                                      Coopers & Lybrand L.L.P.

New York, New York
February 28, 1997

                       F-1000 Futures Fund L.P., Series IX
                        Statement of Financial Condition
                           December 31, 1996 and 1995


Assets:                                                 1996            1995
Equity in commodity futures
 trading account:
  Cash and cash equivalents (Note 3c)               $ 1,956,801      $ 2,527,638
  Net unrealized appreciation
   on open futures contracts                            107,664          440,322
  Commodity options owned, at
   market value (cost $960
   and $670 in 1996 and 1995,
   respectively)                                            660              690
  Zero Coupons, $6,663,000 and
   $9,473,000 principal
   amount in 1996, and 1995,
   respectively, due May 15, 1999,
   at market value (amortized
   cost $5,858,376 and
   $7,888,830 in 1996 and
   1995, respectively) (Notes
   1 and 2)                                           5,795,477        7,939,605
                                                    -----------      -----------
                                                      7,860,602       10,908,255
 Receivable from SB on sale of
  Zero Coupons                                          162,690          580,941
 Interest receivable                                      6,862            9,187
 Deferred organization expense                                             7,521
                                                    -----------      -----------
                                                    $ 8,030,154      $11,505,904
                                                    ===========      ===========
Liabilities and Partners' Capital:
Liabilities:
 Accrued expenses:
  Commissions                                       $    18,484      $    24,150
  Management fees                                         4,318            5,642
  Other                                                  31,916           26,090
  Organization expense                                                    16,708
 Commodity options written,
  at market value (premiums
  received $800 and $300 in
  1996 and 1995, respectively)                              972              320
 Redemptions payable (Note 5)                           217,698          780,417
                                                    -----------      -----------
                                                        273,388          853,327
                                                    -----------      -----------
Partners' Capital (Notes 1, 5 and 7):
 General Partner, 103 Unit
  equivalents outstanding in
  1996 and 1995                                         119,908          115,825
 Limited Partners, 6,560 and
  9,370 Units of Limited
  Partnership Interest
  outstanding in 1996 and
  1995, respectively                                  7,636,858       10,536,752
                                                    -----------      -----------
                                                      7,756,766       10,652,577
                                                    -----------      -----------
                                                    $ 8,030,154      $11,505,904
                                                    ===========      ===========


See notes to financial statements.

                       F-1000 Futures Fund L.P., Series IX
                        Statement of Income and Expenses
                     for the years ended December 31, 1996,
                                  1995 and 1994


                                           1996          1995           1994
Income:
 Net gains (losses) on trading of
  commodity interests:
  Realized gains on closed
   positions                          $   627,333    $   855,208    $ 1,019,135
  Change in unrealized gains/
   losses on open positions              (333,130)       (66,161)      (211,820)
                                      -----------    -----------    -----------
                                          294,203        789,047        807,315
 Less, Brokerage commissions
  and clearing fees ($9,263,
  $13,589 and $20,378,
  respectively) (Note 3c)                (271,097)      (368,786)      (584,851)
                                      -----------    -----------    -----------
 Net realized and unrealized
  gains                                    23,106        420,261        222,464
 Gain (loss) on sale of
  Zero Coupons                            (46,071)       (95,508)      (526,997)
 Unrealized appreciation
  (depreciation) on
  Zero Coupons                           (113,674)       994,883     (1,056,068)
 Interest income (Note 2c
  and 3c)                                 485,260        623,626        929,636
                                      -----------    -----------    -----------
                                          348,621      1,943,262       (430,965)
                                      -----------    -----------    -----------
Expenses:
 Organization expense (Note 6)              7,521        139,067        155,137
 Management fees (Note 3b)                 56,703         76,201        122,064
 Incentive fees (Note 3b)                  20,099        151,220        183,571
 Other expenses                            46,170         57,244         54,064
                                      -----------    -----------    -----------
                                          130,493        423,732        514,836
                                      -----------    -----------    -----------
Net income (loss)                     $   218,128    $ 1,519,530    $  (945,801)
                                      ===========    ===========    ===========
Net income (loss) per Unit of
 Limited Partnership Interest
 and General Partner Unit
 equivalent (Notes 1 and 7)           $     39.64    $    128.38    $    (42.92)
                                      ===========    ===========    ===========


See notes to financial statements.

                       F-1000 Futures Fund L.P., Series IX
                         Statement of Partners' Capital
                     for the years ended December 31, 1996,
                                  1995 and 1994


                                       Limited        General
                                      Partners        Partner          Total
Partners' capital at
  December 31, 1993                $ 22,082,051    $    258,726    $ 22,340,777
Net loss                               (935,114)        (10,687)       (945,801)
Redemption of 8,933
  Units of Limited
  Partnership Interest               (8,875,467)                     (8,875,467)
                                   ------------    ------------    ------------
Partners' capital at
  December 31, 1994                  12,271,470         248,039      12,519,509
Net income                            1,487,564          31,966       1,519,530
Redemption of 2,949
  Units of Limited
  Partnership Interest
  and General Partner
  redemption representing
  146 Unit equivalents               (3,222,282)       (164,180)     (3,386,462)
                                   ------------    ------------    ------------
Partners' capital at
  December 31, 1995                  10,536,752         115,825      10,652,577
Net income                              214,045           4,083         218,128
Redemption of 2,810 Units of
  Limited Partnership Interest       (3,113,939)                     (3,113,939)
                                   ------------    ------------    ------------
Partners' capital at
  December 31, 1996                $  7,636,858    $    119,908    $  7,756,766
                                   ============    ============    ============


See notes to financial statements.

                            F-1000 Futures Fund L.P.,
                                    Series IX
                          Notes to Financial Statements

1. Partnership Organization:

   F-1000 Futures Fund L.P., Series IX (the "Partnership") is a limited partnership which was organized on August 25, 1992 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program which payments are due approximately six years from the date trading commenced ("Zero Coupons"). The Partnership was authorized to sell 50,000 Units during the public offering period.

   Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership (see
   Note 3b). The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions.

   The Partnership will be liquidated at the end of the month in which the Zero Coupons purchased by the Partnership come due (May 1999), or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement.

2. Accounting Policies:

   a.All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

                            F-1000 Futures Fund L.P.,
                                    Series IX
                          Notes to Financial Statements

   b.Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

   c.The original issue discount on the Zero Coupons is being amortized over their life using the interest method and is included in interest income.

   d.Zero Coupons are recorded in the statement of financial condition at market value. Realized gain (loss) on the sale of Zero Coupons is determined on the amortized cost basis of the Zero Coupons at the time of sale.

   e.The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3. Agreements:

   a.Limited Partnership Agreement:

     The Limited Partnership Agreement provides that the General Partner shall manage the business of the Partnership and may make all trading decisions for the Partnership.

   b.Management Agreements:

     The General Partner, on behalf of the Partnership, has entered into Management Agreements with Rabar Market Research, Inc. and Trendview Management, Inc. (collectively, the "Advisors"), registered commodity trading advisors. The Advisors are not affiliated with one another and none is affiliated with the General Partner or SB and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisor as of the end of each month. In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits of the Partnership.

                            F-1000 Futures Fund L.P.,
                                    Series IX
                          Notes to Financial Statements

   c.Customer Agreement:

     The Partnership has entered into a Customer Agreement, which was assigned to SB, which provides that the Partnership will pay SB a monthly brokerage fee equal to .71 of 1% (8.5% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. The Partnership will pay for National Futures Association ("NFA") fees, exchange and clearing fees, user, give-up and floor brokerage fees. SB will pay a portion of such brokerage fees to its financial consultants who have sold Units in the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership maintains a portion of these assets in Zero Coupons and a portion in cash. The Partnership's cash is deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations. At December 31, 1996 and 1995, the amount of cash held for margin requirements was $340,672 and $703,293, respectively. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. SB has agreed to pay the Partnership interest on 75% of the average daily equity maintained in cash in its account during each month at the rate of the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4. Trading Activities:

   The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

   All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options
   thereon,   at  December  31, 1996  and  1995,  was  $107,352  and   $440,692,
   respectively, and the average fair value during the years then ended, based on monthly calculation, was $204,330 and $384,034, respectively.

                            F-1000 Futures Fund L.P.,
                                    Series IX
                          Notes to Financial Statements

5. Distributions and Redemptions:

   Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide.
   Beginning with the fiscal quarter ending at least 6 months after the Partnership commences trading operations, a limited partner may require the Partnership to redeem his Units at their Net Asset Value as of the last day of a fiscal quarter on 15 days' notice to the General Partner. Redemption fees equal to 4%, 3%, 2% and 1% of Net Asset Value per Unit redeemed were charged to any limited partner who redeemed his Units on the first (September 30, 1993), second (December 31, 1993), third (March 31, 1994) or fourth (June 30, 1994) possible redemption date, respectively. Thereafter, no redemption fee will be charged. During 1994, SB received redemption fees of $52,854. Redemptions of partial Units or of less than all the Units owned by a limited partner are not permitted except at the sole discretion of the General Partner.

6. Organization and Offering Costs:

   Offering and organization expenses of $391,118 relating to the issuance and marketing of the Units offered to the public were paid by SB's predecessor. The Partnership is reimbursing SB for all such expenses from the interest earned on funds held in its account beginning with the second month of trading. The Partnership is charged interest at the prime rate on the unpaid organization expense balance. This interest expense of $0, $4,683, and $13,741 in 1996, 1995 and 1994, respectively, has been included in organization expense.

                            F-1000 Futures Fund L.P.,
                                    Series IX
                          Notes to Financial Statements

7. Net Asset Value Per Unit:

   Changes in the net asset value per Unit of Partnership interest for the years ended December 31,1996, 1995 and 1994 were as follows:

                                        1996            1995           1994
Net realized and
 unrealized gains                  $      12.46    $      29.80    $      15.46
Net realized and
 unrealized gains
 (losses) on Zero Coupons                (14.87)          79.53          (81.07)
Interest income                           56.98           56.44           50.31
Expenses                                 (14.93)         (37.39)         (27.62)
                                   ------------    ------------    ------------
Increase (decrease)
 for year                                 39.64          128.38          (42.92)
Net asset value per
 Unit, beginning of year               1,124.52          996.14        1,039.06
                                   ------------    ------------    ------------
Net asset value per
 Unit, end of year                 $   1,164.16    $   1,124.52    $     996.14
                                   ============    ============    ============

8. Guarantee:

   Smith Barney Holdings, Inc. has agreed to contribute up to $50,000,000 to the Partnership's capital without recourse to the Partnership, the General Partner or SB to enable the Partnership to meet its margin obligations to SB. As a result of the agreement, the Partnership should not have to liquidate its Zero Coupons prior to their due date except to fund redemptions, and investors who remain limited partners until dissolution of the Partnership should receive an amount at least equal to their initial investment.

9. Financial Instrument Risk:

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

                            F-1000 Futures Fund L.P.,
                                    Series IX
                          Notes to Financial Statements

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

   The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with riskadjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis on futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

   The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $23,854,687 and $6,255,513, respectively.

                            F-1000 Futures Fund L.P.,
                                    Series IX
                          Notes to Financial Statements

   All of these instruments mature within one year of December 31, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1996, the fair value of the Partnership's derivatives, including options thereon, was $107,352, as detailed below.


                                       Notional or Contractual
                                        Amount of Commitments
                                      To Purchase      To Sell       Fair Value
Currencies
 -Exchange Traded Contracts           $ 2,001,920    $ 2,789,567    $    43,323
 -OTC Contracts                            18,675         18,675              0
Energy                                    513,000              0         10,109
Interest Rate Non-U.S                  20,264,181        632,942         20,305
Grains                                          0        453,721          2,914
Metals                                    630,301      1,900,393         15,219
Indices                                    88,020        433,390         16,119
Softs                                      51,640         26,025          1,655
Livestock                                 286,950            800         (2,292)
                                      -----------    -----------    -----------
Total                                 $23,854,687    $ 6,255,513    $   107,352
                                      ===========    ===========    ===========

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and  Financial Disclosure.
            During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                   PART III
Item 10.    Directors and Executive Officers of the Registrant.
            The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by Trendview Management, Inc. and Rabar Market Research, Inc. (collectively the "Advisors").
Item 11.    Executive Compensation.
            The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $271,097 were paid for the year ended December 31, 1996. Management fees and incentive fees of $56,703 and $20,099, respectively, were paid to the Advisors for the year ended December 31, 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
            (a). Security ownership of certain beneficial owners.
The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
        (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of partnership interest equivalent to 103 (1.5%) Units of Limited Partnership Interest.
            (c). Changes in control.  None.
Item 13.  Certain Relationships and Related Transactions.
     Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business." and "Item 11. Executive Compensation."

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.
      (a)  (1)    Financial Statements:
                  Statement  of  Financial  Condition  at December  31, 1996 and
                  1995.
                  Statement  of Income and  Expenses  for the years ended
                  December 31, 1996, 1995 and 1994.

                  Statement of Partners' Capital for the years ended December 31, 1996, 1995 and 1994.
            (2)   Financial Statement Schedules:  None.
            (3)   Exhibits:
          3.1 -    Limited Partnership Agreement (filed as Exhibit
                   3.1 - to the Registration Statement on Form S-1
                   (File No. 33-52460) and incorporated herein by reference).
          3.2 -    Certificate of Limited Partnership of the
                   Partnership as filed in the office of the County
                   Clerk of New York County on August 25, 1992
                   (filed as Exhibit 3.2 to the Registration
                   Statement on Form S-1 (File No. 33-52460 and incorporated herein by reference).
          10.1 -   Customer Agreement between the Partnership and
                   Smith Barney Shearson Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File
                   No. 33-52460) and incorporated herein by reference).
          10.3 - Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-
                   52460) and incorporated herein by reference).
          10.5 -   Management Agreement among the Partnership, the
                   General Partner and A.O. Management Corp. (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 33-52460) and incorporated herein by reference).
          10.6 -   Management Agreement among the Partnership, the
                   General Partner and PRAGMA, Inc. (filed as Exhibit
                   10.6 to the Registration Statement on Form S-1
                   (File No. 33-52460) and incorporated herein by reference).
          10.7 -   Management Agreement among the Partnership, the
                   General Partner and Rabar Market Research, Inc.
                   (filed as Exhibit 10.7 to the Registration
                   Statement on Form S-1 (Filed No. 33-52460) and incorporated herein by reference).
          10.8 -   Management Agreement among the Partnership, the
                   General Partner and Trendview Management, Inc.
                   (filed as Exhibit 10.8 to the Registration
                   Statement on Form S-1 (File No. 33-52460) and incorporated herein by reference).
          10.9 -   Letter dated September 7, 1993 from the General
                   Partner to A.O. Management Corp. terminating the
                   Management Agreement (filed as Exhibit 10.9 to Form
                   10-K for the period ended December 31, 1993 and incorporated herein by reference).
          10.10-   Management Agreement among the Partnership, the
                   General Partner and Reynwood Trading Corp. (filed as Exhibit 10.10 to Form 10-K for the period ended

                   December 31, 1993 and incorporated herein by reference).
          10.11- Letter dated July 29, 1994 from the General Partner to PRAGMA INC. terminating the Management Agreement (filed as Exhibit
                   10.11 to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
          10.12- Management Agreement among the Partnership, the General Partner and Friedberg Commodity Management (filed as Exhibit
                   10.12 to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
          10.13-   Letters dated February 16, 1995 from the General
                   Partner to Rabar Market Research, Inc., Trendview
                   Management, Inc. and Friedberg Commodity
                   Management, Inc. extending Management Agreements to
                   June 30, 1995 (filed as Exhibit 10.13 to Form
                   10-K for the year ended December 31, 1995 and incorporated herein by reference).
          10.14-   Letter dated March 31, 1995 from the General
                   Partner to Friedberg Commodity Management, Inc.
                   terminating the Management Agreement (filed herein).
          (b)      Reports on 8-K:  None Filed.

      Supplemental  Information  To Be Furnished  With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                  SIGNATURES

       Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1997.

F-1000 FUTURES FUND L.P., SERIES IX


By:    Smith Barney Futures Management Inc.
       (General Partner)



By     /s/        David J. Vogel
       David J. Vogel, President & Director


       Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.



/s/     David J. Vogel                    /s/     Jack H. Lehman III
David J. Vogel,                           Jack H. Lehman III
Director, Principal Executive             Chairman and Director
Officer and President



/s/      Michael Schaefer                 /s/    Daniel A. Dantuono
Michael Schaefer                          Daniel A. Dantuono
Director                                  Treasurer, Chief Financial
                                          Officer and Director



/s/  Philip M. Waterman, Jr.              /s/ Daniel R. McAuliffe, Jr.
Philip M. Waterman, Jr.                   Daniel R. McAuliffe, Jr.
Director and Vice-Chairman                Director




/s/ Steve J. Keltz                        /s/   Shelley Ullman
Steve J. Keltz                            Shelley Ullman
Secretary and Director                    Director