Form 10-Q
period 1997-03-31
F-1000 FUTURES FUND LP SERIES IX
filed 1997-05-14
CIK 892381

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1997

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

                                                                      Page
                                                                     Number

PART I - Financial Information:

            Item 1.   Financial Statements:

                      Statement of Financial Condition
                      at March 31, 1997 and December 31,
                      1996                                              3

                      Statement of Income and Expenses
                      and Partners' Capital for the Three
                      Months ended March 31, 1997 and 1996              4

                      Notes to Financial Statements                   5 - 8

            Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                      9 - 10

PART II - Other Information                                             11

                                     PART I

                          Item 1. Financial Statements


                       F-1000 FUTURES FUND L.P., SERIES IX
                        STATEMENT OF FINANCIAL CONDITION


                                                         March 31,  December 31,
                                                           1997         1996
                                                        -----------   ---------
                                                        (Unaudited)
ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                              $2,250,181   $1,956,801
  Net unrealized appreciation
  on open futures contracts                                 254,044      107,664
Zero Coupons, $6,418,000  and $6,663,000
  principal amount in 1997 and 1996, respectively,
  due May 15, 1999, at market value
  (amortized cost $5,718,759 and $5,858,376,
  in 1997 and 1996, respectively)                         5,612,733    5,795,477
Commodity options owned, at market value
  (cost $960 )                                                    -          660
                                                         ----------   ----------

                                                          8,116,958    7,860,602

Receivable from SB on sale of Zero Coupons                  214,020      162,690
Interest receivable                                           8,032        6,862
                                                         ----------   ----------
                                                         $8,339,010   $8,030,154
                                                         ==========   ==========




LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                            $   21,609   $   18,484
  Management fees                                             5,049        4,318
  Other                                                      30,729       31,916
  Incentive fees                                             50,954
 Commodity options written, at market value
    (premiums received $800 )                                     -          972
  Redemption payable                                        302,644      217,698
                                                         ----------   ----------
                                                            410,985      273,388
                                                         ----------   ----------

Partners' Capital:
General Partner, 128 and 103 Unit equivalents
  outstanding in 1997 and 1996                              158,116      119,908
Limited Partners, 6,290 and 6,560 Units
   of Limited Partnership Interest outstanding
   in 1997 and 1996, respectively                         7,769,909    7,636,858
                                                         ----------   ----------
                                                          7,928,025    7,756,766
                                                         ----------   ----------
                                                         $8,339,010   $8,030,154
                                                         ==========   ==========

See Notes to Financial statements.

                       F-1000 FUTURES FUND L.P., SERIES IX
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                     MARCH 31,      MARCH 31,
                                                       1997            1996
                                                   ------------    ------------
Income:
  Net gains (losses) on trading of
   commodity interests:
    Realized gains (losses) on
      closed positions                             $    423,526    $   (119,038)
    Change in unrealized gains/losses  on
      open positions                                    146,852        (253,662)

                                                   ------------    ------------

                                                        570,378        (372,700)
Less, brokerage commissions and clearing fees
  ($2,113 and $2,393, respectively)                     (69,418)        (69,450)

                                                   ------------    ------------

  Net realized and unrealized gains (losses)            500,960        (442,150)
  Loss on sale of Zero Coupons                           (4,330)         (4,084)
  Unrealized depreciation on Zero Coupons               (43,127)       (168,287)
  Interest income                                        99,146         129,619

                                                   ------------    ------------

                                                        552,649        (484,902)

                                                   ------------    ------------
Expenses:

  Management fees                                        14,738          14,130
  Other                                                  13,054          13,382
  Incentive fees                                         50,954               -
  Organization expense                                        -           7,521

                                                   ------------    ------------

                                                         78,746          35,033

                                                   ------------    ------------

  Net income (loss)                                     473,903        (519,935)
  Redemptions                                          (302,644)       (343,351)

                                                   ------------    ------------

  Net increase (decrease) in Partners'  capital         171,259        (863,286)

Partners' capital, beginning of period                7,756,766      10,652,577
                                                   ____________    ____________

Partners' capital, end of period                   $  7,928,025    $  9,789,291

                                                   ============    ============
Net asset value per Unit
  (6,418 and 9,152 Units outstanding               $   1,235.28    $   1,069.63
  at March 31, 1997 and 1996, respectively)
                                                   ============    ============

Net income (loss) per Unit of Limited Partnership
   Interest and General Partner Unit equivalent    $      71.12    $     (54.89)

                                                   ============    ============
See Notes to Financial Statements

                       F-1000 FUTURES FUND L.P., SERIES IX
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

1. General

        F-1000 Futures Fund L.P., Series IX (the "Partnership") is a limited partnership organized under the laws of the State of New York on August 25, 1992 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program for which payments are due approximately six years from the date trading commenced ("Zero Coupons"). The Partnership uses such Zero Coupons and its other assets to margin its commodities account.

        Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are made for the Partnership by Trendview Management, Inc. and Rabar Market Research, Inc. (collectively, the "Advisors").

        The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

        Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                       F-1000 FUTURES FUND L.P., SERIES IX
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)




2. Net Asset Value Per Unit:

        Changes in net asset value per Unit for the three months ended March 31, 1997 and 1996 were as follows:

                                               THREE MONTHS ENDED
                                                     MARCH 31,
                                                1997             1996

Net realized and unrealized
 gains (losses)                             $   75.19         $  (46.67)
Realized and unrealized losses
 on Zero Coupons                                (7.12)           (18.20)
Interest income                                 14.88             13.68
Expenses                                       (11.83)            (3.70)
                                            ----------        ----------

Increase (decrease) for period                  71.12            (54.89)
Net Asset Value per Unit,
 beginning of period                         1,164.16          1,124.52
                                            ----------        ----------

Net Asset Value per Unit,
 end of period                              $1,235.28         $1,069.63
                                            ==========        ==========

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

       All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1997 was $254,044 and the average fair value during the three months then ended, based on monthly calculation was $286,887.

4. Financial Instrument Risk:

       The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instruments. These instruments may be traded on an exchange or over-the counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

       The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $5,493,446 and $32,778,492, respectively, as detailed below. All of these instruments mature within one year of March 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1997, the fair value of the Partnership's derivatives, including options thereon, was $254,044 as detailed below.


                                    NOTIONAL OR CONTRACTUAL
                                     AMOUNT OF COMMITMENTS
                                   TO PURCHASE        TO SELL        FAIR VALUE

Currencies:
 - Exchange Traded Contracts       $  610,350       $ 3,330,491       $  7,104
 - OTC Contracts                       75,075            75,075              0
Energy                                      0           152,825          3,388
Grains                              2,028,330                 0        119,770
Interest Rate Non-U.S.                169,420        20,866,232         28,815
Interest Rates U.S.                         0         6,243,783         23,650
Livestock                             261,120                 0            880
Metals                              1,712,995         1,016,443         37,936
Softs                                 254,556           519,318         21,624
Indices                               381,600           574,325         10,877
                                   ----------       ------------      --------

Totals                             $5,493,446       $32,778,492       $254,044
                                   ==========       ============      ========

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred in the Partnership's first quarter of 1997.

      The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the three months ended March 31, 1997, Partnership capital increased 2.2% from $7,756,766 to $7,928,025. This increase was attributable to net income from operations of $473,903 which was partially offset by the redemption of 245 Units resulting in an outflow of $302,644 during the three months ended March 31, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's first quarter of 1997, the net asset value per Unit increased 6.1% from $1,164.16 to $1,235.28 as compared to the first quarter of 1996 in which the net asset value per Unit decreased 4.9%. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of $570,378. Gains were recognized in the trading of softs, metals, grains, currencies and indices and were partially offset by losses in livestock, energy products and interest rates. The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1996 of $372,700. Losses were recognized in the trading of interest rates, energy products, currencies, indices, agricultural products and metals.

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

   Interest income on 75% of the Partnership's daily average equity maintained in cash was earned on the monthly average 13-week U.S. Treasury bill yield. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three months ended March 31, 1996 decreased by $30,473, as compared to the corresponding period in 1996. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three months ended March 31, 1997 decreased by $32, as compared to the corresponding period in 1996.

      All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1997 increased by $608, as compared to the corresponding period in 1996.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 1997 and 1996 resulted in incentive fees of $50,954, and $0, respectively.

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

Date:      5/12/97

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President


Date:     5/12/97



By:   /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and
      Director

Date:     5/12/97