Form 10-Q
period 1997-06-30
F-1000 FUTURES FUND LP SERIES IX
filed 1997-08-14
CIK 892381

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1997

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

                      Statement of Financial Condition
                      at June 30, 1997 and December 31,
                      1996                                              3

                      Statement of Income  and Expenses
                      and Partners' Capital for the Three
                      and six months ended June 30, 1997
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

                                     PART I

                          Item 1. Financial Statements


                       F-1000 FUTURES FUND L.P., SERIES IX
                        STATEMENT OF FINANCIAL CONDITION


                                                          June 30,  December 31,
                                                           1997         1996
                                                        -----------  -----------
                                                        (Unaudited)
ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                             $1,978,295   $1,956,801
  Net unrealized appreciation
   on open futures contracts                               117,636      107,664
  Zero Coupons, $6,163,000 and $6,663,000
   principal amount in 1997 and 1996,
   respectively, due May 15, 1999,
   at market value (amortized cost
   $5,566,237 and $5,858,376, in 1997
   and 1996, respectively)                               5,508,243    5,795,477
Commodity options owned, at market value
   (cost $0 and $960 in 1997
   and 1996, respectively)                                       -          660
                                                         ---------   ----------

                                                         7,604,174    7,860,602

Receivable from SB on sale of Zero Coupons                 227,743      162,690
Interest receivable                                          6,505        6,862
                                                        ----------   ----------
                                                        $7,838,422   $8,030,154
                                                        ==========   ==========



LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                           $   18,706   $   18,484
  Management fees                                            4,370        4,318
  Other                                                     25,802       31,916
 Commodity options written,
   at market value (premiums
   received $0 and  $800 in 1997
   and 1996, respectively)                                       -          972
  Redemption payable                                       309,494      217,698
                                                         ----------   ----------
                                                           358,372      273,388
                                                         ----------   ----------


Partners' Capital:
General Partner, 128 and 103 Units
  equivalents outstanding in 1997 and 1996                 155,354      119,908
Limited Partners, 6,035 and 6,560 Units
   of Limited Partnership
  Interest outstanding in 1997 and 1996,
  respectively                                           7,324,696    7,636,858
                                                         ----------   ----------
                                                         7,480,050    7,756,766
                                                         ----------   ----------
                                                        $7,838,422   $8,030,154
                                                         ==========   ==========

See Notes to Financial statements.

                       F-1000 FUTURES FUND L.P., SERIES IX
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                          THREE-MONTHS ENDED                SIX-MONTHS ENDED
                                                                               JUNE 30,                         JUNE 30,
                                                                         1997            1996             1997             1996
                                                                    ------------     ------------     ------------     -------------

Income:
  Net gains (losses) on trading of commodity futures:
  Realized gains  on closed positions                               $    (56,662)    $    523,878     $    366,864     $    404,840
  Change in unrealized gains/losses on open positions                   (136,880)          (7,683)           9,972         (261,345)
                                                                    ------------     ------------     ------------     ------------

                                                                        (193,542)         516,195          376,836          143,495

Less, brokerage commissions and clearing fees
($2,175, $2,150, $4,288 and $4,543, respectively)                        (63,340)         (72,431)        (132,758)        (141,881)
                                                                    ------------     ------------     ------------     ------------


Net realized and unrealized gains (losses)                              (256,882)         443,764          244,078            1,614
Loss on Sale of Zero Coupon Bonds                                         (2,525)          (8,969)          (6,855)         (13,053)
Unrealized appreciation (depreciation) on Zero Coupons                    48,032          (53,782)           4,905         (222,069)
Interest income                                                           98,296          129,990          197,442          259,609
                                                                    ------------     ------------     ------------     ------------

                                                                        (113,079)         511,003          439,570           26,101
                                                                    ------------     ------------     ------------     ------------
Expenses:

  Management fees                                                         13,293           15,549           28,031           29,679
  Incentive fees                                                               0           20,099           50,954           20,099
  Other                                                                   12,109           13,766           25,163           27,148
  Organization expense                                                         0                0                0            7,521
                                                                    ------------     ------------     ------------     ------------

                                                                          25,402           49,414          104,148           84,447
                                                                    ------------     ------------     ------------     ------------

  Net income (loss)                                                     (138,481)         461,589          335,422          (58,346)
  Redemptions                                                           (309,494)        (501,791)        (612,138)        (845,142)
                                                                    ------------     ------------     ------------     ------------

  Net decrease in Partners' capital                                     (447,975)         (40,202)        (276,716)        (903,488)

Partners' capital, beginning of period                                 7,928,025        9,789,291        7,756,766       10,652,577
                                                                    ____________     ____________     ____________     ____________

Partners' capital, end of period                                    $  7,480,050     $  9,749,089     $  7,480,050     $  9,749,089

                                                                    ============     ============     ============     ============
Net Asset Value per Unit
  (6,163 and 8,704 Units outstanding at
  June 30, 1997 and 1996)                                           $   1,213.70     $   1,120.07     $   1,213.70     $   1,120.07

                                                                    ============     ============     ============     ============

Net income (loss) per Unit of Limited Partnership
  Interest and General Partnership Unit equivalent                  $     (21.58)    $      50.44     $      49.54     $      (4.45)

                                                                    ============     ============     ============     ============
See Notes to Financial Statements

                      F-1000 FUTURES FUND L.P., SERIES IX
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

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

        The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1997 and the results of its operations for the three and six months ended June 30, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

        Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      F-1000 FUTURES FUND L.P., SERIES IX
                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)




2. Net Asset Value Per Unit:

        Changes in net asset value per Unit for the three and six months ended June 30, 1997 and 1996 were as follows:

                                 THREE-MONTHS ENDED        SIX-MONTHS ENDED
                                      JUNE  30,                JUNE 30,
                                  1997        1996         1997        1996

Net realized and unrealized
 gains (losses)                $  (40.03)   $   48.49    $   35.16    $    1.81
Realized and unrealized
 gains (losses) on Zero
 Coupons                            7.09        (6.86)       (0.03)      (25.05)
Interest income                    15.33        14.21        30.21        27.89
Expenses                           (3.97)       (5.40)      (15.80)       (9.10)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                           (21.58)       50.44        49.54        (4.45)

Net Asset Value per Unit,
  beginning of period           1,235.28     1,069.63     1,164.16     1,124.52
                               ---------    ---------    ---------    ---------


Net Asset Value per Unit,
  end of period                $1,213.70    $1,120.07    $1,213.70    $1,120.07
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

            All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1997 was $117,636 and the average fair value during the six months then ended, based on monthly calculation was $207,156.

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

            The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $29,215,179 and $6,429,382, respectively, as detailed below. All of these instruments mature within one year of June 30, 1997 and are exchange traded instruments. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1997, the fair value of the Partnership's derivatives, including options thereon, was $117,636 as detailed below.


                                   NOTIONAL OR CONTRACTUAL
                                    AMOUNT OF COMMITMENTS
                                  TO PURCHASE         TO SELL        FAIR VALUE

Currencies                        $1,475,769        $1,461,088       $ (3,798)
Energy                                     0           261,020         (9,359)
Grains                                40,160         1,817,918         65,678
Interest Rates Non-U.S.           20,283,568         1,156,244         24,228
Interest Rates U.S.                4,461,817                 0         (6,725)
Livestock                             33,920                 0            (50)
Metals                             1,185,421         1,733,112         24,648
Softs                                660,291                 0         23,398
Indices                            1,074,233                 0           (384)
                                 -----------        ----------       --------

Totals                           $29,215,179        $6,429,382       $117,636
                                 ===========        ==========       ========

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred in the Partnership's second quarter of 1997.

      The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the six months ended June 30, 1997, Partnership capital decreased 3.6% from $7,756,766 to $7,480,050. This decrease was attributable to the redemption of 500 Units resulting in an outflow of $612,138 during the six months ended June 30, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's second quarter of 1997, the net asset value per Unit decreased 1.7% from $1,235.28 to $1,213.70 as compared to the second quarter of 1996 in which the net asset value per Unit increased 4.7%. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1997 of $193,542. Losses were recognized in the trading of currencies, U.S. and non U.S. interest rates, energy, grains, livestock and metals and were partially offset by gains in indices and softs. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1996 of $516,195. Gains were recognized in the trading of energy products, currencies, agricultural products and metals and were partially offset by losses in interest rates and indices.

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

   Interest income on 75% of the Partnership's daily average equity maintained in cash was earned on the monthly average 13-week U.S. Treasury bill yield. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and six months ended June 30, 1997 decreased by $31,694 and $62,167, respectively, as compared to the corresponding periods in 1996. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and six months ended June 30, 1997 decreased by $9,091 and $9,123, respectively, as compared to the corresponding periods in 1996.

      All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1997 decreased by $2,256 and $1,648, respectively, as compared to the corresponding periods in 1996.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 1997 resulted in incentive fees of $0, and $50,954, respectively. Trading performance for the three and six months ended June 30, 1996 resulted in incentive fees of $20,099.

                           PART II OTHER INFORMATION

Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities - None

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information - None

Item 6.     (a) Exhibits
             10.8 Letter dated June 24, 1997 from the General Partner to Rabar Market Research revising the terms of incentive fee payment.


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

Date:      8/13/97

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President


Date:     8/13/97



By:   /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and
      Director

Date:     8/13/97