Form 10-Q
period 1997-09-30
F-1000 FUTURES FUND LP SERIES IX
filed 1997-11-13
CIK 892381

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1997

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

                      Statement of Financial Condition
                      at September 30, 1997 and December 31,
                      1996                                              3

                      Statement of Income  and Expenses
                      and Partners' Capital for the Three
                      and nine months ended September 30,
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

                                     PART I

                          Item 1. Financial Statements


                       F-1000 FUTURES FUND L.P., SERIES IX
                        STATEMENT OF FINANCIAL CONDITION


                                                     September 30,              December 31,
                                                          1997                      1996
                                                    -----------------        -------------------
                                                      (Unaudited)
ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                              $ 2,034,960                $ 1,956,801
  Net unrealized appreciation
   on open futures contracts                                 112,133                    107,664
  Zero Coupons, $5,927,000 and $6,663,000
   principal amount in 1997 and 1996, respectively,
   due May 15, 1999, at market value
    (amortized cost $5,426,643 and $5,858,376,
    in 1997 and 1996, respectively)                        5,400,267                  5,795,477
Commodity options owned, at market value
    (cost $0 and $960 in 1997 and 1996, respectively)              -                        660
                                                    -----------------        -------------------

                                                           7,547,360                  7,860,602

Receivable from SB on sale of Zero Coupons                   215,112                    162,690
Interest receivable                                            6,460                      6,862
                                                    -----------------        -------------------
                                                         $ 7,768,932                $ 8,030,154
                                                    =================        ===================



LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                               $ 19,068                   $ 18,484
  Management fees                                              4,455                      4,318
  Other                                                       29,563                     31,916
  Commodity options written, at market value
    (premiums received $0 and $800 in 1997
    and 1996, respectively)                                        -                        972
  Redemption payable                                         295,463                    217,698
                                                    -----------------        -------------------
                                                             348,549                    273,388
                                                    -----------------        -------------------


Partners' Capital:
General Partner, 128 and 103 Unit equivalents
  outstanding in 1997 and 1996, respectively                 160,251                    119,908
Limited Partners, 5,799 and 6,560 Units
   of Limited Partnership Interest
  outstanding in 1997 and 1996, respectively               7,260,132                  7,636,858
                                                    -----------------        -------------------
                                                           7,420,383                  7,756,766
                                                    -----------------        -------------------
                                                         $ 7,768,932                $ 8,030,154
                                                    =================        ===================

See Notes to Financial statements.
                                        3

                       F-1000 FUTURES FUND L.P., SERIES IX
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                        THREE-MONTHS ENDED                 NINE-MONTHS ENDED
                                                                            SEPTEMBER 30,                    SEPTEMBER 30,

                                                                   -------------    -------------     -----------     --------------
                                                                         1997             1996              1997            1996

                                                                   -------------    -------------     -----------     --------------
Income:
  Net gains (losses) on trading of commodity futures:
  Realized gains (losses) on closed positions                       $    201,890     $   (190,844)    $    568,754     $    213,996
  Change in unrealized  gains/losses on open positions                    (5,031)          15,521            4,941         (245,824)

                                                                    ------------     ------------     ------------     ------------

                                                                         196,859         (175,323)         573,695          (31,828)
Less, brokerage commissions and clearing fees
($2,334, $2,571, $6,622 and $7,114, respectively)                        (65,344)         (66,307)        (198,102)        (208,188)

                                                                    ------------     ------------     ------------     ------------

Net realized and unrealized gains (losses)                               131,515         (241,630)         375,593         (240,016)
Loss on Sale of Zero Coupon Bonds                                           (970)         (31,304)          (7,825)         (44,357)
Unrealized appreciation (depreciation) on Zero Coupons                    31,618           57,790           36,523         (164,279)
Interest income                                                           97,032          123,882          294,474          383,491

                                                                    ------------     ------------     ------------     ------------
                                                                         259,195          (91,262)         698,765          (65,161)

                                                                    ------------     ------------     ------------     ------------
Expenses:

  Management fees                                                         13,773           13,820           41,804           43,499
  Other                                                                    9,626           14,711           34,789           41,859
  Incentive fees                                                              --               --           50,954           20,099
  Organization expense                                                        --               --               --            7,521

                                                                    ------------     ------------     ------------     ------------
                                                                          23,399           28,531          127,547          112,978

                                                                    ------------     ------------     ------------     ------------

  Net income (loss)                                                      235,796         (119,793)         571,218         (178,139)
  Redemptions                                                           (295,463)      (2,051,099)        (907,601)      (2,896,241)

                                                                    ------------     ------------     ------------     ------------

  Net  decrease in Partners' capital                                     (59,667)      (2,170,892)        (336,383)      (3,074,380)

Partners' capital, beginning of period                                 7,480,050        9,749,089        7,756,766       10,652,577

                                                                    ------------     ------------     ------------     ------------

Partners' capital, end of period                                    $  7,420,383     $  7,578,197     $  7,420,383     $  7,578,197

                                                                    ============     ============     ============     ============
Net Asset Value per Unit
  (5,927 and 6,850 Units outstanding at
  September 30, 1997 and 1996)                                      $   1,251.96     $   1,106.31     $   1,251.96     $   1,106.31

                                                                    ============     ============     ============     ============

Net income (loss) per Unit of Limited Partnership
  Interest and General Partnership Unit equivalent                  $      38.26     $     (13.76)    $      87.80     $     (18.21)

                                                                    ============     ============     ============     ============

See Notes to Financial Statements.

                      F-1000 FUTURES FUND L.P., SERIES IX
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1997
                                  (Unaudited)

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

 The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

        Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      F-1000 FUTURES FUND L.P., SERIES IX
                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)




2. Net Asset Value Per Unit:

        Changes in net asset value per Unit for the three and nine months ended September 30, 1997 and 1996 were as follows:

                                  THREE-MONTHS ENDED           NINE-MONTHS ENDED
                                    SEPTEMBER 30,                SEPTEMBER 30,
                                   1997        1996             1997        1996

Net realized and unrealized
 gains (losses)                   $21.34      $(27.76)      $56.50      $(25.95)
Realized and unrealized
 gains (losses) on Zero
 Coupons                            4.97         3.04         4.94       (22.01)
Interest income                    15.74        14.23        45.95        42.12
Expenses                           (3.79)       (3.27)      (19.59)      (12.37)
                                 ---------    ---------    ---------     -------

Increase (decrease) for
 period                            38.26       (13.76)       87.80       (18.21)

Net Asset Value per Unit,
  beginning of period           1,213.70     1,120.07     1,164.16     1,124.52
                                ---------    ---------    ---------    --------


Net Asset Value per Unit,
  end of period                $1,251.96    $1,106.31    $1,251.96     $1,106.31
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

            All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1997 was $112,133 and the average fair value during the nine months then ended, based on monthly calculation was $138,104.

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

            The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $23,191,496 and $7,377,312, respectively, as detailed below. All of these instruments mature within one year of September 30, 1997 and are exchange traded instruments. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1997, the fair value of the Partnership's derivatives, including options thereon, was $112,133 as detailed below.


                                    NOTIONAL OR CONTRACTUAL
                                     AMOUNT OF COMMITMENTS
                                   TO PURCHASE         TO SELL        FAIR VALUE

Currencies                          $   336,679     $ 2,206,114     $     9,627
Energy                                  801,983               0          (2,572)
Grains                                   14,190          72,888           1,095
Interest Rates Non-U.S               17,509,802       3,376,891          85,048
Interest Rates U.S.                   4,078,250               0           8,759
Livestock                                     0         472,460           2,990
Metals                                  440,129         458,651          (6,802)
Softs                                    10,463         482,426           1,555
Indices                                       0         307,882          12,433
                                    -----------     -----------     -----------

Totals                              $23,191,496     $ 7,377,312     $   112,133
                                    ===========     ===========     ===========


5.  Pending Merger:

         On September 24, 1997, Travelers Group Inc. ("Travelers") and Salomon Inc ("Salomon") announced an agreement and plan of merger pursuant to which Salomon will become a wholly owned subsidiary of Travelers and Smith Barney Holdings Inc., the parent company of Smith Barney Inc. and Smith Barney Futures Management Inc., will be merged into Salomon forming Salomon Smith Barney Holdings Inc. The transaction is expected to be completed by year-end 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred in the Partnership's third quarter of 1997.

         The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the nine months ended September 30, 1997, Partnership capital decreased 4.3% from $7,756,766 to $7,420,383. This decrease was attributable to the redemption of 736 Units resulting in an outflow of $907,601 which was partially offset by net income from operations of $571,218 during the nine months ended September 30, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's third quarter of 1997, the net asset value per Unit increased 3.2% from $1,213.70 to $1,251.96 as compared to the third quarter of 1996 in which the net asset value per Unit decreased 1.2%. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1997 of $196,859. Gains were recognized in the trading of currencies, U.S. and non U.S. interest rates, indices and metals and were partially offset by losses in energy, grains, livestock and softs. The Partnership experienced a net trading loss before commissions and expenses in the third quarter of 1996 of $175,323. Losses were recognized in the trading of currencies, agricultural products and indices and were partially offset by gains in energy products, interest rates and metals.

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

  Interest income on 75% of the Partnership's daily average equity maintained in cash was earned on the monthly average 13-week U.S. Treasury bill yield. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and nine months ended September 30, 1997 decreased by $26,850 and $89,017, respectively, as compared to the corresponding periods in 1996. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and nine months ended September 30, 1997 decreased by $963 and $10,086, respectively, as compared to the corresponding periods in 1996.

         All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1997 decreased by $47 and $1,695, respectively, as compared to the corresponding periods in 1996.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the nine months ended September 30, 1997 and 1996 resulted in incentive fees of $50,954 and $20,099, respectively. No incentive fees were earned for the three months ended September 30, 1997 or 1996.

                           PART II OTHER INFORMATION

Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities and Use of Proceeds - None

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

Date:      11/12/97

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President


Date:     11/12/97



By:   /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and
      Director

Date:     11/12/97