Form 10-K
period 1997-12-31
F-1000 FUTURES FUND LP SERIES IX
filed 1998-03-31
CIK 892381

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

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

Item 1. Business.

         (a) General development of business. F-1000 Futures Fund L.P., Series IX (the "Partnership") is a limited partnership organized on August 25, 1992 under the Partnership Laws of the State of New York. The Partnership engages in speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on United States Treasuries and certain other financial instruments, foreign currencies and stock indices. The Partnership maintains a portion of its assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program ("Zero Coupons") which payments will be due May 15, 1999. The Partnership uses the Zero Coupons and its other assets to margin its commodities account.
         A total of 50,000 Units of Limited Partnership Interest in the Partnership (the "Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering of 50,000 units became effective on August 25, 1992. Between November 24, 1992 and March 8, 1993, 23,755 Units were sold to the public at $1,000 per Unit. Proceeds of the offering along with the General Partners' contribution of $249,000 were held in escrow until March 9, 1993 at which time an aggregate of $24,005,000 was turned over to the Partnership and the Partnership commenced trading operations. Redemptions for the years ended December 31, 1997, 1996 and 1995 are reported in the Statement of Partners' Capital on page F-5 under "Item 8. Financial Statements and Supplementary Data."
     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership. On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.
         The Partnership's trading of futures contracts on commodities is done on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SB.
         Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner administers the business and affairs of the Partnership. As of December 31, 1997 all commodity trading decisions are made for the Partnership by Trendview Management, Inc. and Rabar Market Research, Inc. ("Rabar"), (collectively, the "Advisors"). Neither of the Advisors is affiliated with the General Partner or SB. The Advisors are not responsible for the organization or operation of the Partnership.
         Pursuant to the terms of the Management Agreements (the "Management Agreements"), the Partnership is obligated to pay each Advisor: (i) a monthly management fee equal to 1/6 of 1% of the Net Assets of the Partnership allocated to each Advisor as of the end of each month (2% per year) and (ii) an incentive fee payable quarterly (Rabar will be paid on an annual basis), equal to 20% of the New Trading Profits (as defined in the Management Agreements) of the Partnership.
         The Customer Agreement provides that the Partnership will pay SB a monthly brokerage fee equal to .71% of month-end Net Assets allocated to the Advisors (8.5% per year) in lieu of brokerage commissions on a per trade basis. SB will pay a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership will pay for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.
         In addition, SB will pay the Partnership interest on 75% of the average daily equity maintained in cash in its account during each month at the rate equal to the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month.
         SSBH has agreed to contribute up to $50,000,000 to the Partnership's capital without recourse to the Partnership, the General Partner or SB to enable the Partnership to meet its margin obligations to SB. As a result of the agreement, the Partnership should not have to liquidate its Zero Coupons prior to their due date except to fund redemptions, and investors who remain limited partners until dissolution of the Partnership should receive an amount at least equal to their initial investment. The General Partner will provide a copy of SSBH's annual report as filed with the SEC to any limited partner requesting it.

          (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasuries, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1997, 1996, 1995, 1994 and for the period from March 9, 1993 (commencement of trading operations) to December 31, 1993 is set forth under "Item 6. Select Financial Data." Partnership capital as of December 31, 1997 was $7,072,342.

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

                                   PART II
Item 5. Market for Registrant's Common Equity and Related Security
              Holder Matters.
              (a) Market Information. The Partnership has issued no stock. There is no established public trading market for the Units of Limited Partnership Interest.
              (b)   Holders.   The   number  of  holders  of  Units  of  Limited
                    Partnership Interest as of December 31, 1997 was 484.
              (c)   Distribution. The Partnership did not declare a distribution in 1997 or 1996.

Item 6. Select Financial Data. The Partnership commenced trading operations on March 9, 1993. Realized and unrealized trading gains, realized and unrealized gains (losses) on Zero Coupons, interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1997, 1996, 1995, 1994 and for the period from March 9, 1993 (commencement of trading operations) to December 31, 1993 and total assets at December 31, 1997, 1996, 1995, 1994 and 1993 were as follows:


                                         1997             1996              1995                 1994              1993
                                    -----------      ------------      ----------           -----------          --------

Realized and unrealized
 trading gains net of
 brokerage  commissions and
 clearing fees of $258,085,
 $271,097, $368,786,
 $584,851 and $653,875,
 respectively                      $    376,313      $     23,106       $    420,261       $    222,464       $    353,586


Realized and unrealized gains
 (losses)on Zero Coupons                 42,987          (159,745)           899,375         (1,583,065)           140,604

Interest income                         388,224           485,260            623,626            929,636            880,622
                                   ------------      ------------       ------------       ------------       ------------

                                   $    807,524      $    348,621       $  1,943,262       $   (430,965)      $  1,374,812
                                   ============      ============       ============       ============       ============

Net Income (loss)                  $    662,979      $    218,128       $  1,519,530       $   (945,801)      $    934,115
                                   ============      ============       ============       ============       ============

Increase (decrease) in
 net asset value per unit          $     103.28      $      39.64       $     128.38       $     (42.92)      $      39.06
                                   ============      ============       ============       ============       ============

Total assets                       $  7,554,774      $  8,030,154       $ 11,505,904       $ 15,407,997       $ 24,207,383
                                   ============      ============       ============       ============       ============

                                                                   7

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

         (5) The Partnership will not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
         (6) The Partnership will not utilize borrowings except short-term borrowing if the Partnership takes delivery of any cash commodities.
         (7) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
                The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and
credit         risk.       The    General    Partner   monitors   and   controls
the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also "Item 8. Financial Statements and Supplementary Data.," for further information on financial instrument risk included in the notes to financial statements.)
          Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2012;
(ii) at the end of the month in which the Zero Coupons purchased by the Partnership come due (May, 1999); (iii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Units; (iv) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (v) the Partnership is required to register under the Investment Company Act of 1940 and the General Partner determines that dissolution is therefore in the Partnership's best interest; or (vi) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.
         (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
                (ii) The Partnership's capital will consist of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership's Advisors may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. Furthermore, the Partnership will receive no payment on its Zero Coupons until their due date. However, the Partnership will accrue interest on the Zero Coupons and Limited Partners will be required to report as interest income on their U.S. tax returns in each year their pro rata share of the accrued interest on the Zero Coupons even though no interest will be paid prior to their due date. In addition, the amount of interest income payable by SB is dependent upon interest rates over which the Partnership has no control.

                 No forecast can be made as to  the   level   of  redemptions in
any given period. A Limited Partner may cause all of his Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of a fiscal quarter (the "Redemption Date") on fifteen days' written notice to the General Partner. Redemption fees equal to 4%, 3%, 2% and 1% of Net Asset Value per Unit redeemed were charged to any Limited Partner who redeemed his Units on the first, second, third or fourth possible Redemption Dates, respectively. Thereafter, no redemption fee will be charged. During 1994 and 1993, SB received redemption fees of $52,854 and $77,949, respectively. Redemptions of partial Units or less than all the Units owned by a Limited Partner are not permitted except at the sole discretion of the General Partner.
         For the year ended December 31, 1997, 1,083 Units were redeemed totaling $1,347,403. For the year ended December 31, 1996, 2,810 Units were redeemed totaling $3,113,939. For the year ended December 31, 1995, 3,095 Units were redeemed for a total of $3,386,462 which includes the General Partner redemption representing 146 Unit equivalents totaling $164,180.
         For each Unit redeemed the Partnership liquidates $1,000 (principal amount) of Zero Coupons and will continue to liquidate $1,000 (principal amount) of Zero Coupons per Unit redeemed. These liquidations will be at market value which will be less than the amount payable on their due date. Moreover, it is possible that the market value of the Zero Coupon could be less than its purchase price plus the original issue discount amortized to date.

             (c) Results of operations. For the year ended December 31, 1997, the net asset value per Unit increased 8.9% from $1,164.16 to $1,267.44. For the year ended December 31, 1996, the net asset value per Unit increased 3.5% from $1,124.52 to $1,164.16. For the year ended December 31, 1995, the net asset value increased 12.9% from $996.14 to $1,124.52.
         The Partnership experienced net trading gains of $634,398 before commissions and expenses for the year ended December 31, 1997. Gains were attributable to trading in interest rates, currencies, metals, softs and indices and were partially offset by losses in livestock, grains and energy commodity futures. The Partnership experienced a realized loss of $8,752 on Zero Coupons liquidated in conjunction with the redemption of Units during 1997 and unrealized appreciation of $51,739 on Zero Coupons during 1997.
         The Partnership experienced net trading gains of $294,203 before commission and expenses for the year ended December 31, 1996. Gains were attributable to the trading of commodity futures in currencies, energy products and interest rates and were partially offset by losses in the trading of commodity futures in metals, agricultural products and indices. The Partnership experienced a realized loss of $46,071 on Zero Coupons liquidated in conjunction with the redemption of Units during 1996 and unrealized depreciation of $113,674 on Zero Coupons during 1996.
         The Partnership experienced net trading gains of $789,047 before commissions and expenses for the year ended December 31, 1995. Realized trading gains of $855,208 were attributable to net trading gains in foreign currencies, interest rates, stock indices and energy commodity futures. These realized gains were partially offset by realized losses experienced in the trading of metals and agricultural commodity futures. The Partnership experienced a realized loss of $95,508 on Zero Coupons liquidated in conjunction with the redemption of Units during 1995 and unrealized appreciation of $994,883 on Zero Coupons during 1995.
         Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to gain capital from operations.

Item 8.                 Financial Statements and Supplementary Data.




                  F-1000 FUTURES FUND L.P., SERIES IX
                     INDEX TO FINANCIAL STATEMENTS



                                                                      Page
                                                                      Number


  Report of Independent Accountants.                                    F-2

  Financial Statements:
  Statement of Financial Condition at
  December 31, 1997 and 1996.                                           F-3

  Statement of Income and Expenses for
  the years ended December 31, 1997,1996
  and 1995.                                                             F-4
  Statement of Partners' Capital for the
  years ended December 31, 1997, 1996
  and 1995.                                                             F-5

  Notes to Financial Statements.                                     F-6 -  F-11

                                    Continued

           Report of Independent Accountants

To the Partners of
   F-1000 Futures Fund L.P., Series IX:

We have audited the accompanying statement of financial condition of F-1000 FUTURES FUND L.P., SERIES IX (a New York Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income and expenses and of partners' capital for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of F-1000 Futures Fund L.P., Series IX as of December 31, 1997 and 1996, and the results of its operations for the years ended December 31,1997, 1996 and 1995, in conformity with generally accepted accounting principles.



                                                        Coopers & Lybrand L.L.P.

New York, New York
March 6, 1998

                       F-1000 Futures Fund L.P., Series IX
                        Statement of Financial Condition
                           December 31, 1997 and 1996


Assets:                                                   1997          1996
Equity in commodity futures
  trading account:
   Cash and cash equivalents (Note 3c)                $1,869,607     $1,956,801
   Net unrealized appreciation
    on open futures contracts                            189,234        107,664
   Commodity options owned, at
    market value (cost $960 in 1996)                          --            660
   Zero Coupons, $5,580,000 and
    $6,663,000 principal amount in
    1997, and 1996, respectively,
    due May 15, 1999, at
    market value (amortized
    cost $5,179,077 and
    $5,858,376 in 1997 and
    1996, respectively) (Notes
    1 and 2)                                           5,167,917      5,795,477
                                                      ----------     ----------
                                                       7,226,758      7,860,602
  Receivable from SB on sale of
   Zero Coupons                                          321,204        162,690
  Interest receivable                                      6,812          6,862
                                                      ----------     ----------
                                                      $7,554,774     $8,030,154
                                                      ----------     ----------


Liabilities and Partners'
Capital:
Liabilities:
  Accrued expenses:
   Commissions                                        $   18,446     $   18,484
   Management fees                                         4,309          4,318
   Other                                                  19,875         31,916
  Commodity options written, at
   market value (premiums                                     --            972
   received $800 in 1996)
  Redemptions payable (Note 5)                           439,802        217,698
                                                      ----------     ----------
                                                         482,432        273,388
Partners' Capital (Notes 1, 5 and 7):
  General Partner, 103 Unit
   equivalents outstanding in
   1997 and 1996                                         130,547        119,908
  Limited Partners, 5,477 and
   6,560 Units of Limited
   Partnership Interest
   outstanding in 1997 and
   1996, respectively                                  6,941,795      7,636,858
                                                      ----------     ----------
                                                       7,072,342      7,756,766
                                                      ----------     ----------
                                                      $7,554,774     $8,030,154
                                                      ----------     ----------



See notes to financial statements.

                       F-1000 Futures Fund L.P., Series IX
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 1997, 1996 and 1995


                              1997            1996          1995
Income:
  Net gains (losses) on
   trading
   of commodity
   interests:
   Realized gains on
    closed
    positions              $  552,356  $   627,333    $   855,208
   Change in unrealized
    gains/
    losses on open
    positions                  82,042     (333,130)       (66,161)
                          -----------  -----------    -----------
                              634,398      294,203        789,047
  Less, Brokerage
   commissions and
   clearing fees
   ($8,753, $9,263 and
   $13,589,
   respectively)
   (Note 3c)                 (258,085)    (271,097)      (368,786)
                          -----------  -----------    -----------
  Net realized and
   unrealized
   gains                      376,313       23,106        420,261
  Loss on sale of
   Zero Coupons                (8,752)     (46,071)       (95,508)
  Unrealized
   appreciation
   (depreciation) on
   Zero Coupons                51,739     (113,674)       994,883
  Interest income
   (Notes 2c
   and 3c)                    388,224      485,260        623,626
                          -----------  -----------    -----------
                              807,524      348,621      1,943,262
                          -----------  -----------    -----------
Expenses:
  Management fees (Note 3b)    54,426       56,703         76,201
  Incentive fees (Note 3b)     50,954       20,099        151,220
  Other expenses               39,165       46,170         57,244
  Organization expense
  (Note 6)                          -        7,521        139,067
                          -----------  -----------    -----------
                              144,545      130,493        423,732
                          -----------  -----------    -----------
Net income                $   662,979  $   218,128    $ 1,519,530
                          -----------  -----------    -----------
Net income per Unit of
  Limited Partnership
  Interest and General
  Partner Unit
  equivalent (Notes 1
  and 7)                  $    103.28  $     39.64    $    128.38
                          -----------  -----------    -----------




See notes to financial statements.
                         F-4

                       F-1000 Futures Fund L.P., Series IX
                         Statement of Partners' Capital
                               for the years ended
                        December 31, 1997, 1996 and 1995


                              Limited      General
                             Partners      Partner          Total
Partners' capital at
   December 31, 1994      $ 12,271,470    $ 248,039    $ 12,519,509
Net income                   1,487,564       31,966       1,519,530
Redemption of 2,949
   Units of
   Limited Partnership
   Interest
   and General Partner
   redemption
   representing
   146 Unit equivalents     (3,222,282)    (164,180)     (3,386,462)
                          ------------    ---------    ------------
Partners' capital at
   December 31, 1995        10,536,752      115,825      10,652,577
Net income                     214,045        4,083         218,128
Redemption of 2,810
   Units of Limited
   Partnership Interest     (3,113,939)          --      (3,113,939)
                          ------------    ---------    ------------
Partners' capital at
   December 31, 1996         7,636,858      119,908       7,756,766
Net income                     652,340       10,639         662,979
Redemptions of 1,083
   Units of Limited
   Partnership Interest     (1,347,403)          --      (1,347,403)
                          ------------    ---------    ------------
Partners' capital at
   December 31, 1997      $  6,941,795    $ 130,547    $  7,072,342
                          ------------    ---------    ------------






See notes to financial statements.
                              F-5

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

   Smith Barney  Futures  Management  Inc.  acts as the  general  partner  (the
   "General  Partner") of the Partnership and is a wholly owned subsidiary   of
   Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership (see Note3c). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.

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

  2.Accounting Policies:

    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

    b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

    c. The original issue discount on the Zero Coupons is being amortized over their life using the interest method and is included in interest income.

    d. Zero Coupons are recorded in the statement of financial condition at market value. Realized gain (loss) on the sale of Zero Coupons is determined on the amortized cost basis of the Zero Coupons at the time of sale.

    e. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.  Agreements:

    a. Limited Partnership Agreement:

       The Limited Partnership Agreement provides that the General Partner shall manage the business of the Partnership and may make all trading decisions for the Partnership.

    b. Management Agreements:

       The General Partner, on behalf of the Partnership, has entered into Management Agreements with Rabar Market Research, Inc. ("Rabar") and Trendview Management, Inc. (collectively, the "Advisors"), registered commodity trading advisors. The Advisors are not affiliated with one another and none is affiliated with the General Partner or SB and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisor as of the end of each month. In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly (Rabar will be paid on an annual basis), equal to 20% of the New Trading Profits of the Partnership.

    c. Customer Agreement:

       The Partnership has entered into a Customer Agreement, which was assigned to SB, which provides that the Partnership will pay SB a monthly brokerage fee equal to .71 of 1% (8.5% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. The Partnership will pay for National Futures Association ("NFA") fees, exchange and clearing fees, user, give-up and floor brokerage fees. SB will pay a portion of such brokerage fees to its financial consultants who have sold Units in the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership maintains a portion of these assets in Zero Coupons and a portion in cash. The Partnership's cash is deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations. At December 31, 1997 and 1996, the amount of cash held for margin requirements was $416,013 and $340,672, respectively. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. SB has agreed to pay the Partnership interest on 75% of the average daily equity maintained in cash in its account during each month at the rate of the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

    All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at December 31,1997 and 1996, was $189,234 and $107,352,
    respectively, and the average fair value during the years then ended, based on monthly calculation, was $210,449 and $204,330, respectively.

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

6.  Organization and Offering Costs:

    Offering and organization expenses of $391,118 relating to the issuance and marketing of the Units offered to the public were paid by SB's predecessor. The Partnership has reimbursed SB for all such expenses from the interest earned on funds held in its account beginning with the second month of trading. The Partnership was charged interest at the prime rate on the unpaid organization expense balance. This interest expense of $4,683 in 1995 has been included in organization expense.

7.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit of Partnership interest for the years ended December 31,1997, 1996 and 1995 were as follows:


                                  1997            1996               1995
Net realized and
 unrealized gains                $56.61          $12.46             $29.80
Net realized and
 unrealized gains
 (losses) on Zero
 Coupons                           7.36          (14.87)             79.53
Interest income                   61.76           56.98              56.44
Expenses                         (22.45)         (14.93)            (37.39)
                                ---------      ---------           --------
Increase for year                103.28           39.64             128.38
Net asset value per
 Unit, beginning of
 year                          1,164.16        1,124.52             996.14
                              ---------       ---------          ---------
Net asset value per
 Unit,
 end of year                  $1,267.44       $1,164.16          $1,124.52
                              ---------       ---------           --------

8.  Guarantee:

    SSBH has agreed to contribute up to $50,000,000 to the Partnership's capital without recourse to the Partnership, the General Partner or SB to enable the Partnership to meet its margin obligations to SB. As a result of the agreement, the Partnership should not have to liquidate its Zero Coupons prior to their due date except to fund redemptions, and investors who remain limited partners until dissolution of the Partnership should receive an amount at least equal to their initial investment.

9.  Financial Instrument Risk:

    The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.
                              F-9

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

    The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis on futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

    The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $22,485,602 and $13,608,222, respectively. All of these instruments mature within one year of December 31, 1997 and are exchange traded instruments. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

 At  December 31,  1997, the fair   value   of  the Partnership's derivatives,
 including options thereon, was $189,234, as detailed below.

                          December 31, 1997
                ---------------------------------------
                             Notional or Contractual
                              Amount of Commitment
                To Purchase    To Sell     Fair Value

Currencies      $   365,170   $ 3,009,202   $ 29,903
Energy                    -       536,290     27,986
Grains                    -       850,281     19,336
Interest Rate
Non-U.S          12,259,700     6,105,305     34,668
Interest Rate
U.S.              9,068,015             -      5,997
Livestock                 -       531,362      7,310
Metals              767,217     1,788,949     23,225
Softs                25,500       686,993     36,009
Lumber                    -        99,840      4,800
                -----------   -----------   --------
Total           $22,485,602   $13,608,222   $189,234
                -----------   -----------   --------



At December 31, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $23,854,687 and $6,255,513, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $107,352 as detailed below.

                          December 31, 1996
                ---------------------------------------
                   Notional or Contractual
                     Amount of Commitment
                  To Purchase    To Sell     Fair Value
Currencies
  -Exchange
   Traded
   Contracts       $ 2,001,920   $2,789,567   $  43,323
  -OTC Contracts        18,675       18,675           -
Energy                 513,000            -      10,109
Interest Rate
Non-U.S             20,264,181      632,942      20,305
Grains                       -      453,721       2,914
Metals                 630,301    1,900,393      15,219
Indices                 88,020      433,390      16,119
Softs                   51,640       26,025       1,655
Livestock              286,950          800      (2,292)
                   -----------   ----------   ---------
Total              $23,854,687   $6,255,513   $ 107,352
                   -----------   ----------   ---------

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and  Financial Disclosure.
                  During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                    PART III
Item 10.          Directors and Executive Officers of the Registrant.
                  The Partnership has no officers or directors and  its  affairs
are  managed by its   General Partner,   Smith   Barney Futures Management Inc.
Investment decisions are made by Trendview Management, Inc. and Rabar Market Research, Inc. (collectively the "Advisors").
Item 11.          Executive Compensation.
                  The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $258,085 were paid for the year ended December 31, 1997. Management fees and incentive fees of $54,426 and $50,954, respectively, were paid to the Advisors for the year ended December 31, 1997.

Item 12. Security Ownership of  Certain   Beneficial   Owners   and  Management.
                  (a). Security ownership of certain beneficial owners.
The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
            (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of partnership interest equivalent to 103 (1.8%) Units of Limited Partnership Interest.
                  (c). Changes in control.  None.
Item 13.  Certain Relationships and Related Transactions.
          Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business." and "Item 11. Executive Compensation."
                                    PART IV
Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.
         (a)  (1)          Financial Statements:
                           Statement of Financial Condition at December 31, 1997
                           and 1996.
                           Statement  of Income  and   Expenses  for  the  years
                           ended  December  31,  1997,   1996  and  1995.
                           Statement of Partners' Capital for the years ended

                           December 31, 1997, 1996 and 1995.
                  (2) Financial Statement Schedules: Financial data schedule for the year ended December 31, 1997.
                  (3)      Exhibits:
              3.1 -        Limited    Partnership   Agreement  (filed as Exhibit
                           3.1 - to the Registration Statement on Form S-1 (File No. 33-52460) and incorporated herein by reference).
              3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the County Clerk of New York County on August 25, 1992
                           (filed   as    Exhibit   3.2   to   the  Registration
                           Statement on Form S-1 (File No. 33-52460 and incorporated herein by reference).
              10.1 - Customer Agreement between the Partnership and Smith Barney Shearson Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 33-52460) and incorporated herein by reference).
              10.3 - Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-
                           52460) and incorporated   herein by reference).

               10.5 -       Management   Agreement  among   the Partnership, the
                            General  Partner  and A. O. Management Corp.  (filed
                            as   Exhibit 10.5   to the Registration Statement on
                            Form S-1 (File No. 33-52460) and incorporated
                            herein by reference).
               10.6 -       Management    Agreement   among the Partnership, the
                            General Partner   and PRAGMA, Inc. (filed as Exhibit
                            10.6   to   the   Registration Statement on Form S-1
                            (File No. 33-52460)   and   incorporated   herein by
                            reference).
               10.7 -       Management  Agreement  among   the  Partnership, the
                           General   Partner  and    Rabar Market Research, Inc.
                            (filed as Exhibit  10.7 to the Registration
                            Statement on Form   S-1   (Filed No.   33-52460) and
                            incorporated herein by reference).
               10.8 -       Management   Agreement   among  the Partnership, the
                            General Partner   and   Trendview   Management, Inc.
                            (filed   as   Exhibit   10.8   to   the Registration
                            Statement   on   Form S-1   (File No.  33-52460) and
                            incorporated   herein by reference).
               10.9 -       Letter dated September 7, 1993 from    the   General
                            Partner to A. O. Management   Corp.  terminating the
                            Management  Agreement (filed as Exhibit 10.9 to Form
                            10-K for the period ended December 31, 1993 and incorporated herein by reference).

               10.10- Management Agreement among the Partnership, the General Partner and Reynwood Trading Corp. (filed as Exhibit 10.10 to Form 10-K for the period ended December 31, 1993 and incorporated herein by reference).
               10.11- Letter dated July 29, 1994 from the General Partner to PRAGMA INC. terminating the Management Agreement (filed as Exhibit 10.11 to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
               10.12- Management Agreement among the Partnership, the General Partner and Friedberg Commodity Management (filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
               10.13- Letters dated February 16, 1995 from the General Partner to Rabar Market Research, Inc., Trendview Management, Inc. and Friedberg Commodity Management,
                            Inc. extending Management Agreements   to  June 30,
                            1995 (filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
               10.14- Letter dated March 31, 1995 from the General Partner to Friedberg Commodity Management, Inc. terminating the Management Agreement (previously filed).
               10.15- Letters extending Management Agreements from the General Partner to Rabar Market Research, Inc. and Trendview Management Inc. (filed herein).


            (b)          Reports on 8-K:  None Filed.

         Supplemental Information To Be Furnished With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

          Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1998.

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




/s/     David J. Vogel                     /s/     Jack H. Lehman III
David J. Vogel,                            Jack H. Lehman III
Director, Principal Executive              Chairman and Director
Officer and President



/s/      Michael Schaefer                  /s/    Daniel A. Dantuono
Michael Schaefer                           Daniel A. Dantuono
Director                                   Treasurer, Chief Financial
                                           Officer and Director



/s/ Daniel R. McAuliffe, Jr.               /s/ Steve J. Keltz
Daniel R. McAuliffe, Jr.                   Steve J. Keltz
Director                                   Secretary and Director




/s/   Shelley Ullman
Shelley Ullman
Director