Form 10-Q
period 1998-03-31
F-1000 FUTURES FUND LP SERIES IX
filed 1998-05-15
CIK 892381

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1998

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

                                                                   Page
                                                                  Number

PART I - Financial Information:

       Item 1.  Financial Statements:

       Statement of Financial Condition
       at March 31, 1998 and December 31,
       1997                                                          3

       Statement of Income  and Expenses
       and Partners' Capital for the three
       months ended March 31, 1998 and 1997                          4

       Notes to Financial Statements                               5 - 9

       Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                         10 - 11

PART II - Other Information                                       12 - 13

                                     PART I

                          Item 1. Financial Statements


                       F-1000 FUTURES FUND L.P., SERIES IX
                        STATEMENT OF FINANCIAL CONDITION


                                                       March 31,   December 31,
                                                         1998          1997
                                                      -------------------------
                                                      (Unaudited)
ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                           $1,795,013   $1,869,607
  Net unrealized appreciation
   on open futures contracts                              42,318      189,234
  Zero Coupons, $5,295,000 and $5,580,000
   principal amount in 1998 and 1997, respectively,
   due May 15, 1999, at market value
    (amortized cost $4,981,530 and $5,179,077,
    in 1998 and 1997, respectively)                    4,975,870    5,167,917

                                                      ----------   ----------

                                                       6,813,201    7,226,758

Receivable from SB on sale of Zero Coupons               239,527      321,204
Interest receivable                                        6,036        6,812

                                                      ----------   ----------
                                                      $7,058,764   $7,554,774

                                                      ==========   ==========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:


 Accrued expenses:
  Commissions                                         $   16,871   $   18,446
  Management fees                                          3,899        4,309
  Other                                                   25,525       19,875
 Redemption payable                                      322,195      439,802

                                                      ----------   ----------

                                                         368,490      482,432

                                                      ----------   ----------
Partners' Capital:
General Partner, 103 Units equivalents
  outstanding in 1998 and 1997                           130,142      130,547
Limited Partners, 5,192 and 5,477 Units
   of Limited Partnership  Interest
  outstanding in 1998 and 1997, respectively           6,560,132    6,941,795
                                                      ----------   ----------

                                                       6,690,274    7,072,342
                                                      ----------   ----------

                                                      $7,058,764   $7,554,774
                                                      ==========   ==========

See Notes to Financial statements.
                                           3

                       F-1000 FUTURES FUND L.P., SERIES IX
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                          1998           1997

                                                   ----------------------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positions                $   110,686    $   423,526
  Change in unrealized gains/losses on open
   positions                                           (146,916)       146,852

                                                    -----------    -----------

                                                        (36,230)       570,378
Less, brokerage commissions and clearing fees
  ($2,380 and $2,113, respectively)                     (57,104)       (69,418)

                                                    -----------    -----------

  Net realized and unrealized gains (losses)            (93,334)       500,960
  Loss on sale of Zero Coupons                             (400)        (4,330)
  Unrealized appreciation (depreciation)
  on Zero Coupons                                         5,500        (43,127)
  Interest income                                        88,494         99,146

                                                    -----------    -----------

                                                            260        552,649

                                                    -----------    -----------


Expenses:
  Management fees                                        11,825         14,738
  Other                                                  10,405         13,054
  Incentive fees                                           --           50,954

                                                    -----------    -----------

                                                         22,230         78,746

                                                    -----------    -----------

  Net income (loss)                                     (21,970)       473,903
  Redemptions                                          (360,098)      (302,644)

                                                    -----------    -----------

  Net increase (decrease) in Partners' capital         (382,068)       171,259

Partners' capital, beginning of period                7,072,342      7,756,766

                                                    -----------    -----------

Partners' capital, end of period                    $ 6,690,274    $ 7,928,025
                                                    ===========    ===========

Net asset value per Unit
  (5,295 and 6,418 Units outstanding
  at March 31, 1998 and 1997, respectively)         $  1,263.51    $  1,235.28
                                                    ===========    ===========


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $     (3.93)   $     71.12
                                                    ===========    ===========

                       F-1000 FUTURES FUND L.P., SERIES IX
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

1. General

           F-1000 Futures Fund L.P., Series IX (the "Partnership") is a limited partnership organized under the laws of the State of New York on August 25, 1992 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program for which payments are due approximately six years from the date trading commenced ("Zero Coupons"). The Partnership uses such Zero Coupons and its other assets to margin its commodities account. The Partnership commenced trading on March 9, 1993.

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are made for the Partnership by Trendview Management, Inc. and Rabar Market Research, Inc. (collectively, the "Advisors").

           The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

           Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                       F-1000 FUTURES FUND L.P., SERIES IX
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


2. Net Asset Value Per Unit:

           Changes in net asset value per Unit for the three months ended March 31, 1998 and 1997 were as follows:

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                                 ------------------
                                                 1998        1997
                                               --------    ---------

Net realized and unrealized
 gains (losses)                            $   (16.75)    $  75.19
Realized and unrealized gains
 (losses) on Zero Coupons                        0.90        (7.12)
Interest income                                 15.88        14.88
Expenses                                        (3.96)      (11.83)
                                              ---------    ---------

Increase (decrease) for period                  (3.93)       71.12
Net Asset Value per Unit,
 beginning of period                         1,267.44     1,164.16
                                             ---------    ---------

Net Asset Value per Unit,
 end of period                            $  1,263.51    $1,235.28
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

           All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1998 and 1997 was $42,318 and $254,044, respectively, and the average fair value during the three months then ended, based on monthly calculation was $63,336 and $286,887, respectively.

4. Financial Instrument Risk:

           The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $13,721,329 and $10,212,130, respectively, as detailed below. All of these instruments mature within one year of March 31, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1998, the fair value of the Partnership's derivatives, including options thereon, was $42,318 as detailed below.

                                     MARCH 31, 1998
                                  NOTIONAL OR CONTRACTUAL
                                   AMOUNT OF COMMITMENTS
                               TO PURCHASE       TO SELL     FAIR VALUE

Currencies:
 - Exchange Traded Contracts   $ 1,130,738   $ 2,182,668   $    27,152
 - OTC Contracts                      --       1,621,603        (2,800)
Energy                              74,400        94,612          (515)
Grains                              33,024       883,250        33,081
Interest Rate U.S.                   1,844     1,884,600          (984)
Interest Rates Non-U.S          10,468,560     2,136,245        (7,518)
Livestock                             --         103,840        (1,400)
Metals                           1,132,858     1,007,065       (15,951)
Softs                               66,225       298,247           300
Indices                            813,680          --          10,953
                               -----------   -----------   -----------

Totals                         $13,721,329   $10,212,130   $    42,318
                               ===========   ===========   ===========

        At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $5,493,446 and $32,778,492, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $254,044 as detailed below.

                                      MARCH 31, 1997
                                  NOTIONAL OR CONTRACTUAL
                                   AMOUNT OF COMMITMENTS
                               TO PURCHASE       TO SELL     FAIR VALUE

Currencies:
 - Exchange Traded Contracts   $   610,350   $ 3,330,491   $     7,104
 - OTC Contracts                    75,075        75,075            --
Energy                                --         152,825         3,388
Grains                           2,028,330          --         119,770
Interest Rates U.S.                   --       6,243,783        23,650
Interest Rate Non-U.S              169,420    20,866,232        28,815
Livestock                          261,120          --             880
Metals                           1,712,995     1,016,443        37,936
Softs                              254,556       519,318        21,624
Indices                            381,600       574,325        10,877
                               -----------   -----------   -----------

Totals                         $ 5,493,446   $32,778,492   $   254,044
                               ===========   ===========   ===========

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.


Liquidity and Capital Resources

        The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred in the Partnership's first quarter of 1998.

        The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

        For the three months ended March 31, 1998, Partnership capital decreased 5.4% from $7,072,342 to $6,690,274. This decrease was attributable to net loss from operations of $21,970 coupled with the redemption of 285 Units resulting in an outflow of $360,098 during the three months ended March 31, 1998. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

        During the Partnership's first quarter of 1998, the net asset value per Unit decreased 0.3% from $1,267.44 to $1,263.51 as compared to the first quarter of 1997 in which the net asset value per Unit increased 6.1%. The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1998 of $36,230. Losses were recognized in the trading of currencies, U.S. interest rates, grains, livestock, metals and softs and were partially offset by gains in non-U.S. interest rates, indices and energy products. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of $570,378. Gains were recognized in the trading of softs, metals, grains, currencies and indices and were partially offset by losses in livestock, energy products and interest rates.

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

    Interest income on 75% of the Partnership's daily average equity maintained in cash was earned on the monthly average 13-week U.S. Treasury bill yield. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three months ended March 31, 1998 decreased by $10,652, as compared to the corresponding period in 1997. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash.

        Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three months ended March 31, 1998 decreased by $12,314, as compared to the corresponding period in 1997.

        All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1998 decreased by $2,913, as compared to the corresponding period in 1997.

        Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 1998 and 1997 resulted in incentive fees of $0, and $50,954, respectively.

                            PART II OTHER INFORMATION

Item 1.          Legal Proceedings

                 Between May 1994 and the present, Salomon Brothers Inc. ("SBI"), SB and The Robinson Humphrey Company, Inc. ("R-H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBHI"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without
                 prejudice       in    conjunction   with  a tolling agreement.

                 In consolidated action, the plaintiffs purport to represent a class of persons who bought one or more of what they currently estimate to be approximately 1,650 securities on NASDAQ between May 1, 1989 and May 27, 1994. They seek unspecified monetary damages, which would be trebled under the antitrust laws. The plaintiffs also seek injunctive relief, as well as attorney's fees and the costs of the action. (The state cases seek similar relief.) Plaintiffs in the consolidated action filed an amended consolidated complaint that defendants answered in December 1995. On November 26, 1996, the Court certified a class composed of retail purchasers. A motion to include institutional investors in the class and to add class representatives was granted. In December 1997, SBI, SB and R-H, along with several other broker-dealer defendants, executed a settlement agreement with the plaintiffs. This agreement has been preliminarily approved by the U.S. District Court for the Southern District of New York but is subject to final approval.

                 On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common understanding arose among NASDAQ market makers which worked to keep quote spreads in NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal is pending.

                 The Securities and Exchange Commission ("SEC") is also conducting a review of the NASDAQ marketplace, during which it has subpoenaed documents and taken the testimony of various individuals including SBI and SB personnel. In July 1996, the SEC reached a settlement with the National Association of Securities Dealers and issued a report detailing certain conclusions with respect to the NASD and the NASDAQ market.

                 In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al.v. Bear Sterns & Co. Inc. et al.) Has been stayed by agreement of the parties.

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


By:
         David J. Vogel, President

Date:


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:      Smith Barney Futures Management Inc.
         (General Partner)


By:
         David J. Vogel, President


Date:



By:
         Daniel A. Dantuono
         Chief Financial Officer and
         Director


Date:

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

Date:           5/15/98

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management Inc.
         (General Partner)


By:      /s/ David J. Vogel, President
         David J. Vogel, President


Date:         5/15/98



By:      /s/ Daniel A. Dantuono
         Daniel A. Dantuono
         Chief Financial Officer and
         Director

Date:         5/15/98