Form 10-Q
period 1998-06-30
F-1000 FUTURES FUND LP SERIES IX
filed 1998-08-13
CIK 892381

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1998

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

                                                                      Page
                                                                     Number

PART I - Financial Information:

            Item 1.   Financial Statements:

                      Statement of Financial Condition
                      at June 30, 1998 and December 31,
                      1997                                              3

                      Statement of Income  and Expenses
                      and Partners' Capital for the three
                      and six months ended June 30, 1998
                      and 1997                                          4

                      Notes to Financial Statements                   5 - 8

            Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                      9 - 11

            Item 3.   Quantitative and Qualitative
                      Disclosures of Market Risk                        12

PART II - Other Information                                          13 - 14

                                     PART I

                          Item 1. Financial Statements


                       F-1000 FUTURES FUND L.P., SERIES IX
                        STATEMENT OF FINANCIAL CONDITION


                                                          JUNE 30,  DECEMBER 31,
                                                            1998        1997
                                                         ----------   ----------
                                                        (Unaudited)
ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                              $1,609,970   $1,869,607
  Net unrealized appreciation
   on open futures contracts                                 50,192      189,234
  Zero Coupons, $5,008,000 and $5,580,000
   principal amount in 1998 and 1997, respectively,
   due May 15, 1999, at market value
    (amortized cost $4,790,521 and $5,179,077,
    in 1998 and 1997, respectively)                       4,776,480    5,167,917

                                                         ----------   ----------
                                                          6,436,642    7,226,758

Receivable from SB on sale of Zero Coupons                  273,663      321,204
Interest receivable                                           5,316        6,812
                                                         ----------   ----------
                                                         $6,715,621   $7,554,774
                                                         ==========   ==========



LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                            $   15,611   $   18,446
  Management fees                                             3,594        4,309
  Other                                                      32,144       19,875
  Redemption payable                                        361,218      439,802
                                                         ----------   ----------
                                                            412,567      482,432
                                                         ----------   ----------


Partners' Capital:
General Partner, 103  Units equivalents
  outstanding in 1998 and 1997                              129,636      130,547
Limited Partners, 4,905 and 5,477 Units
   of Limited Partnership
  Interest outstanding in 1998 and 1997,
  respectively                                            6,173,418    6,941,795
                                                         ----------   ----------
                                                          6,303,054    7,072,342
                                                         ----------   ----------
                                                         $6,715,621   $7,554,774
                                                         ==========   ==========

See Notes to Financial statements
                                        3

                       F-1000 FUTURES FUND L.P., SERIES IX
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                               THREE- MONTHS ENDED           SIX- MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                           --------------------------    --------------------------
                                                               1998           1997           1998           1997
                                                           -----------    -----------    -----------    -----------

Income:
  Net gains (losses) on trading of commodity futures:
  Realized gains (losses) on closed positions              $   (46,452)   $   (56,662)   $    64,233    $   366,864
  Change in unrealized gains/losses on open
   positions                                                     7,873       (136,880)      (139,042)         9,972

                                                           -----------    -----------    -----------    -----------

                                                               (38,579)      (193,542)       (74,809)       376,836
Less, brokerage commissions and clearing fees
  ($1,415, $2,175, $3,795 and  $4,288, respectively)           (55,993)       (63,340)      (113,097)      (132,758)

                                                           -----------    -----------    -----------    -----------

  Net realized and unrealized gains (losses)                   (94,572)      (256,882)      (187,906)       244,078
  Gain (loss) on sale of Zero Coupons                           14,007         (2,525)        13,607         (6,855)
  Unrealized appreciation (depreciation) on Zero Coupons        (8,381)        48,032         (2,881)         4,905
  Interest income                                               84,517         98,296        173,011        197,442

                                                           -----------    -----------    -----------    -----------

                                                                (4,429)      (113,079)        (4,169)       439,570

                                                           -----------    -----------    -----------    -----------


Expenses:
  Management fees                                               10,716         13,293         22,541         28,031
  Other                                                         10,857         12,109         21,262         25,163
  Incentive fees                                                     -              -              -         50,954

                                                           -----------    -----------    -----------    -----------

                                                                21,573         25,402         43,803        104,148

                                                           -----------    -----------    -----------    -----------

  Net income (loss)                                            (26,002)      (138,481)       (47,972)       335,422
  Redemptions                                                 (361,218)      (309,494)      (721,316)      (612,138)

                                                           -----------    -----------    -----------    -----------

  Net decrease in Partners' capital                           (387,220)      (447,975)      (769,288)      (276,716)

Partners' capital, beginning of period                       6,690,274      7,928,025      7,072,342      7,756,766

                                                           -----------    -----------    -----------    -----------

Partners' capital, end of period                           $ 6,303,054    $ 7,480,050    $ 6,303,054    $ 7,480,050
                                                           ===========    ===========    ===========    ===========

Net asset value per Unit
  (5,008 and 6,163 Units outstanding
  at June 30, 1998 and 1997, respectively)                 $  1,258.60    $  1,213.70    $  1,258.60    $  1,213.70
                                                           ===========    ===========    ===========    ===========


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent             $     (4.91)   $    (21.58)   $     (8.84)   $     49.54
                                                           ===========    ===========    ===========    ===========


See Notes  to Financial Statements
                                        4

                      F-1000 FUTURES FUND L.P., SERIES IX
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)

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

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are made for the Partnership by Trendview Management, Inc. and Rabar Market Research, Inc. (collectively, the "Advisors"). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group. SB is a wholly owned subsidiary of SSBH.

        The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1998 and the results of its operations for the three and six months ended June 30, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

        Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      F-1000 FUTURES FUND L.P., SERIES IX
                         NOTES TO FINANCIAL STATEMENTS
                                  (continued)

2. Net Asset Value Per Unit:

        Changes in net asset value per Unit for the three and six months ended June 30, 1998 and 1997 were as follows:

                                 THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                      JUNE  30,                 JUNE 30,
                                  1998        1997          1998        1997

Net realized and unrealized
 gains (losses)                $  (17.86)   $  (40.03)   $  (34.61)   $   35.16
Realized and unrealized
 gains (losses) on Zero
 Coupons                            1.06         7.09         1.96        (0.03)
Interest income                    15.97        15.33        31.85        30.21
Expenses                           (4.08)       (3.97)       (8.04)      (15.80)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                            (4.91)      (21.58)       (8.84)       49.54
Net Asset Value per Unit,
  beginning of period           1,263.51     1,235.28     1,267.44     1,164.16
                               ---------    ---------    ---------    ---------


Net Asset Value per Unit,
  end of period                $1,258.60    $1,213.70    $1,258.60    $1,213.70
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

        All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1998 and December 31, 1997 was $50,192 and $189,234,
respectively, and the average fair value during the six and twelve months then ended, based on monthly calculation was $42,839 and $210,449, respectively.

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

        The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $13,572,293 and $11,628,794, respectively, as detailed below. All of these instruments mature within one year of June 30, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1998, the fair value of the Partnership's derivatives, including options thereon, was $50,192 as detailed below.

                                            JUNE 30, 1998
                                       NOTIONAL OR CONTRACTUAL
                                        AMOUNT OF COMMITMENTS
                                      TO PURCHASE    TO SELL        FAIR VALUE

Currencies:
 - Exchange Traded Contracts          $   361,417    $ 1,676,793    $    17,284
 - OTC Contracts                        1,205,494      1,816,878          3,541
Energy                                          -        148,197          4,469
Grains                                     18,050        136,567          2,476
Interest Rate U.S.                      2,874,348              -          2,175
Interest Rates Non-U.S                  8,468,992      6,807,445         17,355
Livestock                                       -        221,980          3,925
Metals                                    314,888        614,504           (199)
Softs                                     191,475         60,210          5,105
Indices                                   137,629        146,220         (5,939)
                                      -----------    -----------    -----------

Totals                                $13,572,293    $11,628,794    $    50,192
                                      ===========    ===========    ===========


      At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $22,485,602 and $13,608,222, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $189,234 as detailed below.

                                          DECEMBER 31, 1997
                                    NOTIONAL OR CONTRACTUAL
                                     AMOUNT OF COMMITMENTS
                                   TO PURCHASE         TO SELL        FAIR VALUE

Currencies                         $   365,170      $ 3,009,202      $    29,903
Energy                                       -          536,290           27,986
Grains                                       -          850,281           19,336
Interest Rates U.S.                  9,068,015                -            5,997
Interest Rate Non-U.S               12,259,700        6,105,305           34,668
Livestock                                    -          531,362            7,310
Metals                                 767,217        1,788,949           23,225
Softs                                   25,500          686,993           36,009
Lumber                                       -           99,840            4,800
                                   -----------      -----------      -----------

Totals                             $22,485,602      $13,608,222      $   189,234
                                   ===========      ===========      ===========

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred in the Partnership's second quarter of 1998.

      The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the six months ended June 30, 1998, Partnership capital decreased 10.9% from $7,072,342 to $6,303,054. This decrease was attributable to net loss from operations of $47,972 coupled with the redemption of 572 Units resulting in an outflow of $721,316 during the six months ended June 30, 1998. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Operational Risk

      The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH. SSBH has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, SB participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000. The failure of vendors, clients, or regulators to resolve their own Year 2000 compliance issues in a timely manner could result in material financial risk to the Partnership.

Results of Operations

      During the Partnership's second quarter of 1998, the net asset value per Unit decreased 0.4% from $1,263.51 to $1,258.60 as compared to the second quarter of 1997 in which the net asset value per Unit decreased 1.7%. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1998 of $38,579. Losses were recognized in the trading of currencies, U.S. and non-U.S. interest rates, energy products and softs and were partially offset by gains in metals, livestock, indices and grains. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1997 of $193,542. Losses were recognized in the trading of livestock, metals, grains, currencies, U.S. and non-U.S. interest rates and energy products and were partially offset by gains in indices and softs.

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

   Interest income on 75% of the Partnership's daily average equity maintained in cash was earned on the monthly average 13-week U.S. Treasury bill yield. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and six months ended June 30, 1998 decreased by $13,779 and $24,431, respectively as compared to the corresponding periods in 1997. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and six months ended June 30, 1998 decreased by $7,347 and $19,661, respectively, as compared to the corresponding periods in 1997.

      All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1998 decreased by $2,577 and $5,490, respectively, as compared to the corresponding periods in 1997.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 1998 and 1997 resulted in incentive fees of $0, $0, $0 and $50,954, respectively.

Item 3.     Quantitative and Qualitative Disclosures of Market Risk

        The fund is subject to SEC Financial Reporting Release No. 48, Quantitative and Qualitative Disclosures of Market Risk and will comply with the disclosure and reporting requirements in its form 10K as of December 31, 1998.

                           PART II OTHER INFORMATION

Item 1.     Legal Proceedings

            Between May 1994 and the present, Salomon Brothers Inc. ("SBI"), SB and The Robinson Humphrey Company, Inc. ("R- H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBHI"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

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

            On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common understanding arose among NASDAQ market makers which worked to keep quote spreads in NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal was argued in March 1998 and was affirmed in August 1998.

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

            In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) had been subject to a stay by agreement of the parties which will expire on August 21, 1998.

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

Date:      8/14/98

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President


Date:     8/14/98



By:   /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and
      Director

Date:     8/14/98