Form 10-Q
period 1998-09-30
F-1000 FUTURES FUND LP SERIES IX
filed 1998-11-13
CIK 892381

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1998

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

                            Statement of Financial Condition
                            at September 30, 1998 and December 31,
                            1997                                         3

                            Statement of Income  and Expenses
                            and Partners' Capital for the three
                            and nine months ended September 30,
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

                                     PART I

                          Item 1. Financial Statements


                       F-1000 FUTURES FUND L.P., SERIES IX
                        STATEMENT OF FINANCIAL CONDITION


                                                    SEPTEMBER 30,  DECEMBER 31,
                                                         1998          1997
                                                    -------------  ----------
                                                     (Unaudited)

ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                           $1,797,589   $1,869,607
  Net unrealized appreciation
   on open futures contracts                             292,610      189,234
  Zero Coupons, $4,915,000 and $5,580,000
   principal amount in 1998 and 1997, respectively,
   due May 15, 1999, at market value
    (amortized cost $4,768,711 and $5,179,077,
    in 1998 and 1997, respectively)                    4,779,592    5,167,917



                                                      ----------   ----------
                                                       6,869,791    7,226,758

Receivable from SSB on sale of Zero Coupons               90,432      321,204
Interest receivable                                        5,405        6,812
                                                      ----------   ----------
                                                      $6,965,628   $7,554,774
                                                      ==========   ==========



LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                         $   18,658   $   18,446
  Management fees                                          4,318        4,309
  Other                                                   24,628       19,875
  Incentive fees                                          19,708            -
 Redemption payable                                      128,104      439,802
                                                      ----------   ----------
                                                         195,416      482,432
                                                      ----------   ----------


Partners' Capital:
General Partner, 103  Units equivalents
  outstanding in 1998 and 1997                           141,878      130,547
Limited Partners, 4,812 and 5,477 Units
   of Limited Partnership
  Interest outstanding in 1998 and 1997,
  respectively                                         6,628,334    6,941,795
                                                      ----------   ----------
                                                       6,770,212    7,072,342
                                                      ----------   ----------
                                                      $6,965,628   $7,554,774
                                                      ==========   ==========

See Notes to Financial statements.

                       F-1000 FUTURES FUND L.P., SERIES IX
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                       -----------    ------------   ----------     -----------
                                                             1998            1997          1998           1997

                                                       -----------    -----------    -----------    ------------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positions                   $   335,192    $   201,890    $   399,425    $   568,754
  Change in unrealized gains/losses on open
   positions                                               242,418         (5,031)       103,376          4,941

                                                       -----------    -----------    -----------    -----------

                                                           577,610        196,859        502,801        573,695
Less, brokerage commissions and clearing fees
  ($1,209, $2,334, $5,004 and  $6,622, respectively)       (49,857)       (65,344)      (162,954)      (198,102)

                                                       -----------    -----------    -----------    -----------

  Net realized and unrealized gains                        527,753        131,515        339,847        375,593
  Gain (loss) on sale of Zero Coupons                        1,876           (970)        15,483         (7,825)
  Unrealized appreciation on Zero Coupons                   24,922         31,618         22,041         36,523
  Interest income                                           82,453         97,032        255,464        294,474

                                                       -----------    -----------    -----------    -----------

                                                           637,004        259,195        632,835        698,765

                                                       -----------    -----------    -----------    -----------

Expenses:
  Management fees                                           11,980         13,773         34,521         41,804
  Other                                                     10,054          9,626         31,316         34,789
  Incentive fees                                            19,708              -         19,708         50,954

                                                       -----------    -----------    -----------    -----------

                                                            41,742         23,399         85,545        127,547

                                                       -----------    -----------    -----------    -----------

  Net income                                               595,262        235,796        547,290        571,218
  Redemptions                                             (128,104)      (295,463)      (849,420)      (907,601)

                                                       -----------    -----------    -----------    -----------

  Net increase (decrease) in Partners' capital             467,158        (59,667)      (302,130)      (336,383)

Partners' capital, beginning of period                   6,303,054      7,480,050      7,072,342      7,756,766

                                                       -----------    -----------    -----------    -----------

Partners' capital, end of period                       $ 6,770,212    $ 7,420,383    $ 6,770,212    $ 7,420,383
                                                       -----------    -----------    -----------    -----------

Net asset value per Unit
  (4,915 and 5,927 Units outstanding
  at September 30, 1998 and 1997, respectively)        $  1,377.46    $  1,251.96    $  1,377.46    $  1,251.96
                                                       -----------    -----------    -----------    -----------


Net income  per Unit of Limited Partnership
  Interest and General Partner Unit equivalent         $    118.86    $     38.26    $    110.02    $     87.80
                                                       -----------    -----------    -----------    -----------

See Notes  to Financial Statements

                       F-1000 FUTURES FUND L.P., SERIES IX
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

1. General

           F-1000 Futures Fund L.P., Series IX (the "Partnership") is a limited partnership organized under the laws of the State of New York on August 25, 1992 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program for which payments are due approximately nine years from the date trading commenced ("Zero Coupons"). The Partnership uses such Zero Coupons and its other assets to margin its commodities account. The Partnership commenced trading on March 9, 1993.
     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Travelers Group Inc. All trading decisions are made for the Partnership by Trendview Management Inc. and Rabar Market Research, Inc. (collectively, the "Advisors"). (see Note 5)

           The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1998 and the results of its operations for the three and nine months ended September 30, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

           Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                       F-1000 FUTURES FUND L.P., SERIES IX
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

2.       Net Asset Value Per Unit:

         Changes in net asset value per Unit for the three and nine months ended September 30, 1998 and 1997 were as follows:

                                   THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                    1998         1997         1998        1997

Net realized and unrealized
 gains                           $105.38       $21.34      $ 70.77      $ 56.50
Realized and unrealized
 gains on Zero Coupons              5.35         4.97         7.31         4.94
Interest income                    16.47        15.74        48.32        45.95
Expenses                           (8.34)       (3.79)      (16.38)      (19.59)
                               ---------    ---------    ---------    ---------

Increase for period               118.86        38.26       110.02        87.80

Net Asset Value per Unit,
  beginning of period           1,258.60     1,213.70     1,267.44     1,164.16
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $1,377.46    $1,251.96    $1,377.46    $1,251.96
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

         The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1998 and December 31, 1997 was $292,610 and $189,234, respectively, and the average fair value during the nine and twelve months then ended, based on monthly calculation was $122,926 and $210,449, respectively.

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

         Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

September 30, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $33,480,168 and $1,520,558, respectively, as detailed below. All of these instruments mature within one year of September 30, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1998, the fair value of the Partnership's derivatives, including options thereon, was $292,610, as detailed below.

                                SEPTEMBER 30, 1998
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS
                              TO PURCHASE       TO SELL  FAIR VALUE

Currencies:
 - Exchange Traded Contracts   $ 1,571,237   $  469,271   $  22,440
 - OTC Contracts                 1,258,871      104,660      18,654
Energy                              89,431            -         708
Grains                              15,438      160,143         648
Interest Rate U.S.               7,506,395            -     103,644
Interest Rates Non-U.S          22,938,783            -     136,732
Metals                             100,013      279,952        (892)
Softs                                    -      112,511      (1,920)
Indices                                  -      394,021      12,596
                               -----------   ----------   ---------

Totals                         $33,480,168   $1,520,558   $ 292,610
                               ===========   ==========   =========

        At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $22,485,602 and $13,608,222, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $189,234 as detailed below. All of these instruments are exchange traded.

                                    DECEMBER 31, 1997
                                 NOTIONAL OR CONTRACTUAL
                                  AMOUNT OF COMMITMENTS
                                 TO PURCHASE       TO SELL  FAIR VALUE
Currencies:
 - Exchange Traded Contracts     $   365,170   $ 3,009,202   $ 29,903
Energy                                     -       536,290     27,986
Grains                                     -       850,281     19,336
Interest Rates U.S.                9,068,015             -      5,997
Interest Rate Non-U.S             12,259,700     6,105,305     34,668
Livestock                                  -       531,362      7,310
Metals                               767,217     1,788,949     23,225
Softs                                 25,500       686,993     36,009
Lumber                                     -        99,840      4,800
                                 -----------   -----------   --------

Totals                           $22,485,602   $13,608,222   $189,234
                                 ===========   ===========   ========

5.      Subsequent Event:

        On October 8, 1998, Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc.

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.


Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred in the Partnership's third quarter of 1998.

         The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the nine months ended September 30, 1998, Partnership capital decreased 4.3% from $7,072,342 to $6,770,212. This decrease was attributable to the redemption of 665 Units resulting in an outflow of $849,420 which was partially offset by net income of operations of $547,290 during the nine months ended September 30, 1998. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Operational Risk

         The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH. SSBH has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, SSB participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000.

         The most likely and most significant risk to the Partnership associated with the lack of year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations or regulators with which the Partnership interacts to resolve their year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.

         In addition, the General Partner is addressing the technological implications that will result from regulatory and market changes due to Europe's Economic and Monetary Union ("EMU").

         Risks to the Partnership exist in the lack of experience with this new currency and the potential impact it can have on the Advisors' trading programs. Risks also exist in the failure of external information technology and accounting systems to adequately prepare for the conversion. This issue is particularly acute in the area of the exchanges, clearing houses and over-the-counter foreign exchange markets where the futures interests are traded. If the necessary changes are not properly implemented, the Partnership could suffer failed trade settlements, inability to reconcile trading positions and funding disruptions. Such events could result in erroneous entries in the Partnership's accounts, mispriced transactions, and a delay or inability to provide timely pricing of Units for the purpose of effecting purchases and redemptions.

         SSB has evaluated its internal systems and made the necessary changes to accommodate EMU transactions on behalf of the Partnership. The General Partner will continue to monitor and communicate with the Advisors and related third-party entities to assure preparation for the EMU conversion and advanced notification of impending issues or problems.


Results of Operations

         During the Partnership's third quarter of 1998, the net asset value per Unit increased 9.4% from $1,258.60 to $1,377.46 as compared to the third quarter of 1997 in which the net asset value per Unit increased 3.2%. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1998 of $577,610. Gains were recognized in the trading of currencies, U.S. and non-U.S. interest rates, livestock, indices and energy and were partially offset by losses in metals and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1997 of $196,859. Gains were recognized in the trading of indices, currencies, U.S. and non-U.S. interest rates and metals and were partially offset by losses in grains, energy products, livestock and softs.

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

         Interest income on 75% of the Partnership's daily average equity maintained in cash was earned on the monthly average 13-week U.S. Treasury bill yield. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three and nine months ended September 30, 1998 decreased by $14,579 and $39,010, respectively as compared to the corresponding periods in 1997. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 1998 decreased by $15,487 and $35,148, respectively, as compared to the corresponding periods in 1997.

         All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1998 decreased by $1,793 and $7,283, respectively, as compared to the corresponding periods in 1997.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 1998 resulted in incentive fees of $19,708. Trading performance for the three and nine months ended September 30, 1997 resulted in incentive fees of $0 and $50,954, respectively.

Item 3.           Quantitative and Qualitative Disclosures of Market Risk

            The Partnership is subject to SEC Financial Reporting Release No. 48, regarding quantitative and qualitative disclosures of market risk and will comply with the disclosure and reporting requirements in its Form 10-K as of December 31, 1998.

                          PART II OTHER INFORMATION

Item 1.          Legal Proceedings

                 Between May 1994 and the present, Salomon Brothers Inc. ("SBI"), Smith Barney Inc. ("SB") and The Robinson
                 Humphrey        Company,    Inc.   ("R-H"),   all    currently
                 subsidiaries of      Salomon   Smith   Barney   Holdings  Inc.
                 ("SSBH"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

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

Date:           11/12/98

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management Inc.
         (General Partner)


By:      /s/ David J. Vogel, President
         David J. Vogel, President


Date:         11/12/98



By:      /s/ Daniel A. Dantuono
         Daniel A. Dantuono
         Chief Financial Officer and
         Director

Date:         11/12/98