Form 10-K
period 1998-12-31
F-1000 FUTURES FUND LP SERIES IX
filed 1999-03-30
CIK 892381

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 1999 Limited Partnership Units with an aggregate value of $1,360.52 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

Item 1. Business.

         (a) General development of business. F-1000 Futures Fund L.P., Series IX (the "Partnership") is a limited partnership organized on August 25, 1992 under the Partnership Laws of the State of New York. The Partnership engages in speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options, if applicable, and commodity futures contracts including futures contracts on United States Treasuries and certain other financial instruments, foreign currencies and stock indices. The Partnership maintains a portion of its assets in principal amounts stripped from U.S. Treasury Bonds under the Treasury's STRIPS program ("Zero Coupons") which payments will be due May 15, 1999. The Partnership uses the Zero Coupons and its other assets to margin its commodities account.
         A total of 50,000 Units of Limited Partnership Interest in the Partnership (the "Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering of 50,000 units became effective on August 25, 1992. Between November 24, 1992 and March 8, 1993, 23,755 Units were sold to the public at $1,000 per Unit. Proceeds of the offering along with the General Partners' contribution of $249,000 were held in escrow until March 9, 1993 at which time an aggregate of $24,005,000 was turned over to the Partnership and the Partnership commenced trading operations. Redemptions for the years ended December 31, 1998, 1997 and 1996 are reported in the Statement of Partners' Capital on page F-6 under "Item 8. Financial Statements and Supplementary Data".

         Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings, Inc. ("SSBH"), which is the sole owner of SSB. On October 8, 1998 Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc. SSBH is a wholly owned subsidiary of Citigroup Inc.
         The Partnership's trading of futures contracts on commodities is done on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB. Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner administers the business and affairs of the Partnership. As of December 31, 1998 all commodity trading decisions are made for the Partnership by Trendview Management, Inc. and Rabar Market Research, Inc. ("Rabar"), (collectively, the "Advisors"). Neither of the Advisors is affiliated with the General Partner or SSB. The Advisors are not responsible for the organization or operation of the Partnership. Pursuant to the terms of the Management Agreements (the "Management Agreements"), the Partnership is obligated to pay each Advisor: (i) a monthly management fee equal to 1/6 of 1% of the Net Assets of the Partnership allocated to each Advisor as of the end of each month (2% per year) and (ii) an incentive fee payable quarterly (Rabar will be paid on an annual basis), equal to 20% of the New Trading Profits (as defined in the Management Agreements) of the Partnership.
         The Customer Agreement provides that the Partnership will pay SSB a monthly brokerage fee equal to .71% of month-end Net Assets allocated to the Advisors (8.5% per year) in lieu of brokerage commissions on a per trade basis. SSB will pay a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership will pay for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.
         In addition, SSB will pay the Partnership interest on 75% of the average daily equity maintained in cash in its account during each month at the rate equal to the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month.
         SSBH has agreed to contribute up to $50,000,000 to the Partnership's capital without recourse to the Partnership, the General Partner or SSB to enable the Partnership to meet its margin obligations to SSB. As a result of the agreement, the Partnership should not have to liquidate its Zero Coupons prior to their due date except to fund redemptions, and investors who remain limited partners until dissolution of the Partnership should receive an amount at least equal to their initial investment. The General Partner will provide a copy of SSBH's annual report as filed with the SEC to any limited partner requesting it.
         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasuries, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 are set forth under "Item 6. Selected Financial Data." Partnership capital as of December 31, 1998 was $6,601,095.
        (c)        Narrative description of business.
                   See Paragraphs (a) and (b) above.
                   (i) through (x) - Not  applicable.
                   (xi) through
                   (xii) - Not  applicable.
                   (xiii)  - The  Partnership  has no employees.
                   (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Partnership does not engage in sales of goods or services,  and therefore this item is not applicable.
Item 2.  Properties.
       The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3.  Legal Proceedings.
       There are no material legal proceedings pending against the Partnership or the General Partner. This section describes the major legal proceedings, other than ordinary routine litigation incidental to the business, to which SSBH, the parent company of this General Partner or its subsidiaries is a party or to which any of their property is subject.
       In September 1992, Harris Trust and Savings Bank (as trustee for

Ameritech Pension Trust ("APT"), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest with respect to a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that the purchase of the participation interests for the third MOA portfolio and for the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and state law. SBI had acquired the participation interests in transactions in which it purchased as principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three such interests and 100% of one such interest were sold to APT for purchase prices aggregating approximately $20.9 million. Plaintiffs' second amended complaint seeks (a) judgment on the ERISA claims for the purchase prices of the four participation interests (approximately $20.9 million), for rescission and for disgorgement of profits, as well as other relief, and (b) judgment on the claims brought under RICO and state law in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. The court dismissed the RICO, breach of contract, and unjust enrichment claims. The court also found that defendants did not qualify as an ERISA fiduciary and dismissed the claims based on that allegation. Defendants moved for summary judgment on the sole remaining claim. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. Defendants are awaiting a decision.
         Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the transactions in which APT acquired such participation interests. With respect to the Internal Revenue Service review, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue 30-day letters with respect to the transactions.
         In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Smith Barney, in the U.S. Bankruptcy Court for the Central District of California (County of Orange et al. v. Bear Stearns & Co. Inc. et al.). Plaintiff alleges, among other things, that defendants recommended and sold to plaintiff unsuitable securities and that such transactions were outside the scope of plaintiff's statutory and constitutional authority (ultra vires). Defendants' motion for summary judgment was granted with respect to the ultra vires claims in February 1999. The court allowed the filing of an amended complaint asserting claims based on alleged breaches of fiduciary duty.
        In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a declaratory judgment that Smith Barney Inc. and another underwriter are responsible for any damages that the City may incur in the event the Internal Revenue Service denies tax exempt status to the City's General Obligation
Refunding Bonds Series 1991. The Company filed a motion to dismiss the complaints in September 1998, and the complaints were subsequently amended. The Company has filed a motion to dismiss the amended complaints.
         In November 1998, a purported class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleges that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. The Company intends to contest this complaint vigorously. Environmental Matters In July 1996, the City and County of Denver ("Denver") enacted an ordinance imposing a substantial fee on any radioactive waste or radium-contaminated material disposed of in the City of Denver. Under this ordinance, Denver assessed a subsidiary of Salomon, the S.W. Shattuck Chemical Company, Inc. ("Shattuck"), $9.35 million for certain disposal already carried out. Shattuck sued to enjoin imposition of the fee on constitutional grounds. The United States also sued, seeking to enjoin imposition of the fee on constitutional grounds. Denver counterclaimed and moved to add SSBH as a defendant for past costs. These cases have been consolidated before the U.S. District Court in Colorado, which granted Shattuck's motion for a preliminary injunction enjoining Denver from enforcing the ordinance during the pendency of the litigation. The parties have reached a settlement.
         The Company and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which the Company's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of the Company's management, none of these actions is expected to have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries.
Item 4.  Submission of Matters to a Vote of Security Holders.
         There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

                                     PART II
Item 5.  Market  for  Registrant's  Common  Equity  and  Related Security Holder
         Matters.
              (a)  Market  Information.  The  Partnership  has  issued no stock.
                      There  is  no  established   public trading market for the
                      Units of Limited Partnership Interest.
              (b)   Holders.  The   number  of  holders  of  Units  of  Limited
                      Partnership  Interest as of December 31, 1998 was 425.

              (c)  Distribution.  The Partnership did not declare a distribution in 1998 or 1997.

Item 6. Selected Financial Data. Realized and unrealized trading gains, realized and unrealized gains (losses) on Zero Coupons, interest income, net income
(loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 and total assets at December 31, 1998, 1997, 1996, 1995 and 1994 were as follows:


                                              1998            1997           1996           1995             1994
                                        -----------    ------------   ------------    -----------     -----------

Realized and unrealized trading
 gains net of brokerage  commissions
 and clearing fees of $217,641,
 $258,085, $271,097, $368,786 and
 $584,851,respectively                 $    177,068   $    376,313   $     23,106    $    420,261    $    222,464

Realized and unrealized gains
 (losses)on Zero Coupons                     25,540         42,987       (159,745)        899,375      (1,583,065)

Interest income                             366,796        388,224        485,260         623,626         929,636
                                       ------------   ------------   ------------    ------------    ------------

                                       $    539,404   $    807,524   $    348,621    $  1,943,262    $   (430,965)
                                       ============   ============   ============    ============    ============

Net Income (loss)                      $    448,758   $    662,979   $    218,128    $  1,519,530    $   (945,801)
                                       ============   ============   ============    ============    ============

Increase (decrease) in
 net asset value per unit              $      89.97   $     103.28   $      39.64    $     128.38    $     (42.92)
                                       ============   ============   ============    ============    ============

Total assets                           $  6,719,883   $  7,554,774   $  8,030,154    $ 11,505,904    $ 15,407,997
                                       ============   ============   ============    ============    ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, Zero Coupons, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
         (1) Partnership funds are invested only in commodity contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
         (2)  The   Partnership   diversifies   its   positions   among  various
commodities.
         (3) No Advisor will initiate additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor.
         (4) The  Partnership may  occasionally  accept delivery of a commodity.
Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position will be fully hedged.
         (5) The Partnership will not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

       (6) The Partnership will not utilize borrowings except short-term borrowing if the Partnership takes delivery of any cash commodities.
       (7) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
       The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also "Item 8. Financial Statements and Supplementary Data.", for further information on financial instrument risk included in the notes to financial statements.)

         Other  than the  risks  inherent  in  commodity  futures  trading,  the
Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2012;
(ii) at the end of the month in which the Zero Coupons purchased by the Partnership come due (May, 1999); (iii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Units; (iv) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (v) the Partnership is required to register under the Investment Company Act of 1940 and the General Partner determines that dissolution is therefore in the Partnership's best interest; or (vi) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.
         (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
                (ii) The Partnership's capital will consist of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership's Advisors may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. Furthermore, the Partnership will receive no payment on its Zero Coupons until their due date. However, the Partnership will accrue interest on the Zero Coupons and Limited Partners will be required to report as interest income on their U.S. tax returns in each year their pro rata share of the accrued interest on the Zero Coupons even though no interest will be paid prior to their due date. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.
             No forecast can be made as to the level of redemptions in any given period. A Limited Partner may cause all of his Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of a fiscal quarter (the "Redemption Date") on fifteen days' written notice to the General Partner. Redemption fees equal to 4%, 3%, 2% and 1% of Net Asset Value per Unit redeemed were charged to any Limited Partner who redeemed his Units on the first, second, third or fourth possible Redemption Dates, respectively. Since then no redemption fee has been charged. During 1994 and 1993, SSB received redemption fees of $52,854 and $77,949, respectively. Redemptions of partial

Units or less than all the Units owned by a Limited Partner are not permitted except at the sole discretion of the General Partner.
         For the year ended December 31, 1998, 717 Units were redeemed totaling $920,005. For the year ended December 31, 1997, 1,083 Units were redeemed totaling $1,347,403. For the year ended December 31, 1996, 2,810 Units were redeemed totaling $3,113,939.
         For each Unit redeemed the Partnership liquidates $1,000 (principal amount) of Zero Coupons and will continue to liquidate $1,000 (principal amount) of Zero Coupons per Unit redeemed. These liquidations will be at market value which will be less than the amount payable on their due date. Moreover, it is possible that the market value of the Zero Coupon could be less than its purchase price plus the original issue discount amortized to date.
             (c) Results of operations. For the year ended December 31, 1998, the net asset value per Unit increased 7.1% from $1,267.44 to $1,357.41. For the year ended December 31, 1997, the net asset value per Unit increased 8.9% from $1,164.16 to $1,267.44. For the year ended December 31, 1996, the net asset value per Unit increased 3.5% from $1,124.52 to $1,164.16.
         The Partnership experienced net trading gains of $394,709 before commissions and expenses for the year ended December 31, 1998. Gains were attributable to trading in U.S. and non-U.S. interest rates, currencies, grains, indices and energy and were partially offset by losses in livestock, metals and softs commodity futures. The Partnership experienced a realized gain of $161 on

Zero Coupons liquidated in conjunction with the redemption of Units during 1998 and unrealized appreciation of $25,379 on Zero Coupons during 1998.
         The Partnership experienced net trading gains of $634,398 before commissions and expenses for the year ended December 31, 1997. Gains were attributable to trading in U.S. and non-U.S. interest rates, currencies, metals, softs and indices and were partially offset by losses in livestock, grains and energy commodity futures. The Partnership experienced a realized loss of $8,752 on Zero Coupons liquidated in conjunction with the redemption of Units during 1997 and unrealized appreciation of $51,739 on Zero Coupons during 1997. The Partnership experienced net trading gains of $294,203 before commission and expenses for the year ended December 31, 1996. Gains were attributable to the trading of commodity futures in currencies, energy products and interest rates and were partially offset by losses in the trading of commodity futures in metals, agricultural products and indices.
         The Partnership experienced a realized loss of $46,071 on Zero Coupons liquidated in conjunction with the redemption of Units during 1996 and unrealized depreciation of $113,674 on Zero Coupons during 1996. Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to gain capital from operations.
         (d)Operational Risk
         The Company is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
Such risks include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Company is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.
Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Company's ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among units within the Company, and in the markets where the Company participates.
Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation oftransactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.
Financial  Control  Risk - the  risk  of loss  attributable  to  limitations  in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Company's stockholder, creditors, and regulators, is free of material errors.
Risk of Computer System Failure (Year 2000 Issue)
                  The Year 2000 issue is the result of existing computers in many businesses using only two digits to identify a year in the date field. These computers and programs, often referred to as "information technology,"
were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results at the Year 2000. Such systems and processes are dependent on correctly identifying dates in the next century.
                  The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH and SSB. In addition, the operation of the Partnership is dependent on the capability of the Partnership's Advisors, the brokers and exchanges through which the Advisors trade, and other third parties to prepare adequately for the Year 2000 impact on their systems and processes. The Partnership itself has no systems or information technology applications relevant to its operations.

                  The General Partner, SSB, SSBH and their parent organization Citigroup Inc. have undertaken a comprehensive, firm-wide evaluation of both internal and external systems (systems related to third parties) to determine the specific modifications needed to prepare for the year 2000. The combined Year 2000 program in SSB is expected to cost approximately $140 million over the four years from 1996 through 1999, and involve over 450 people at the peak staffing level. SSB expects to complete all compliance and certification work by June 1999. At this time, over 95% of SSBH systems have completed the correction process and are Year 2000 compliant. Over 73% of the systems have completed certification testing. The Year 2000 project at SSBH remains on schedule.
                  The systems and components supporting the General Partner's business that require remediation have been identified and modifications have been made to bring them into Year 2000 compliance. Testing of these systems was completed in the fourth quarter of 1998. Final testing and certification are expected to be completed by the end of the first quarter of 1999.
                  This expenditure and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.
                  The General Partner has requested and received statements from the Advisors that each has undertaken its own evaluation and remediation plans to identify any of its computer systems that are Year 2000 vulnerable. Each Advisor has confirmed it is taking immediate actions to remedy those systems as necessary. The General Partner will continue to inquire into and to confirm each Advisor's readiness for Year 2000.

                  The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations, or regulators with which the Partnership interacts to resolve their Year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.
                  SSB has successfully participated in industry-wide testing including: The Streetwide Beta Testing organized by the Securities Industry Association (SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of new York, and Futures Industry Association participants test. The firm is also participating in the streetwide testing which commenced in March 1999.
                  It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH is preparing comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs. The goal of Year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure or a failure by a supplier or counterparty. Planning work was completed in December 1998, and testing of alternative procedures will be conducted in the first half of 1999.
                                21

European Economic and Monetary Union
         European Economic and Monetary Union ("EMU") is an historic event in Europe involving the unification of currency in eleven major countries. The new unified currency, called the Euro, is expected to compete on a global scale with the U.S. Dollar and the Japanese Yen.
         Introduction of the Euro began on January 1, 1999, when the European Central Bank assumed control of the monetary policy for participating nations. Exchange rates between the participating countries were fixed and the Euro is available for electronic payments. Also on January 1, 1999, various issuers re-denominated their securities and harmonized bond payment conventions. A three-year transition period began on January 1, 1999, after which Euro notes and coins will be issued by the European Central Bank and national currencies will be phased out.
         The Company completed a successful conversion to the Euro and has commenced trading and settlement in the new currency with no major exceptions.
         As the preceding risks are largely interrelated, so are the Company's actions to mitigate and manage them. The Company's Chief Administrative Officer is responsible for, among other things, oversight of global operations and technology. An essential element in mitigating the risks noted above is the optimization of information technology and the ability to manage and implement change. To be an effective competitor in an information-driven business of a global nature requires the development of global systems and databases that ensure increased and more timely access to reliable data.

         (e)      New Accounting Pronouncements
         In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. SFAS 133 is effective for fiscal year beginning after June 15, 1999 SFAS 133 is expected to have no material impact on the financial statements of the Partnership as all commodity interests are recorded at fair value, with changes therein reported in the statement of income and expenses.
Item 7A.  Quantitative   and   Qualitative   Disclosures   About   Market   Risk
Introduction
         The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.
         Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

         The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.
         Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.
Quantifying the Partnership's Trading Value at Risk
         The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
         The Partnership's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the
Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized).
Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
         In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

         The fair value of the Partnership's futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.
         In  quantifying  the   Partnership's   Value  at  Risk,  100%  positive
correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.
The  Partnership's  Trading Value at Risk in Different  Market Sectors
         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 1998. All
                                         26
open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 1998, the Partnership's total capitalization was $6,601,095.
                                December 31, 1998
                                          % of Total
Market Sector             Value at Risk   Capitalization

Currencies
 -Exchange Traded Contracts   $ 17,630      0.27%
 -OTC Contracts                 15,576      0.24%
Energy                           7,840      0.12%
Grains                          16,250      0.25%
Interest rates U.S.              3,000      0.05%
Interest rates Non-U.S          72,770      1.10%
Livestock                        1,150      0.02%
Metals                          33,750      0.51%
Softs                            9,754      0.15%
Indices                       $ 19,206      0.29%
                              --------   ---------

Total                         $196,926      3.00%
                              ========   =========


Material Limitations on Value at Risk as an Assessment of Market Risk
         The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin."
         Non-Trading Risk
         The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

         Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.
         Qualitative Disclosures Regarding Primary Trading Risk Exposures
         The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership.

There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership
         The following were the primary trading risk exposures of the Partnership as of December 31, 1998, by market sector.
         Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Consequently, even a material change in short-term rates would have little effect on the Partnership were the medium- to long-term rates to remain steady.
         Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the Advisors' currency trading strategies. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.
         Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of
December 31, 1998, the Partnership's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and Hang Seng (Hong Kong) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)
         Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The Advisors' gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years. However, silver prices have remained volatile over this period, and the Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.
         Commodities. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 1998.
         Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices are currently depressed, but they can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
         Qualitative Disclosures Regarding Non-Trading Risk Exposure
         The following were the only non-trading risk exposures of the Partnership as of December 31, 1998.
         Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, German marks, British pounds and French francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.
         Securities Positions. The Partnership's only market exposure in instruments held other than for trading is in its securitities portfolio. The

Partnership maintains a portion of its assets in principal amounts stripped from U.S. Treasury Bonds under the Treasury's STRIPS program. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Partnership's securities.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
         The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require certain of the Advisors to close out individual positions as well as enter programs traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures. Each Advisor applies its own risk management policies to its trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors' research of risk management often suggests ongoing modifications to their trading programs.
As part of the General Partner's risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors' portfolio balance and trading echniques. The Advisors are required to notify the General Partner of any material changes to their programs.
     In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, SSBH will contribute up to an amount equal to the maturity value of the Zero Coupons held by the Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance.
                            33

Item 8.    Financial Statements and Supplementary Data.




                       F-1000 FUTURES FUND L.P., SERIES IX
                          INDEX TO FINANCIAL STATEMENTS


                                                                  Page
                                                                 Number

            Oath or Affirmation                                    F-2

            Report of Independent Accountants.                     F-3

            Financial Statements:
            Statement of Financial Condition at
            December 31, 1998 and 1997.                            F-4

            Statement of Income and Expenses for
            the years ended December 31, 1998,1997
            and 1996.                                              F-5

            Statement of Partners' Capital for the
            years ended December 31, 1998, 1997
            and 1996.                                              F-6

            Notes to Financial Statements.                      F-7 - F-11

                                                      Continued

  F-1000 Futures Fund L.P.,
                                     Series IX

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:  Daniel A. Dantuono, Chief Financial Officer
     Smith Barney Futures Management Inc.
     General Partner, F-1000 Futures
       Fund L.P., Series IX

Smith Barney Futures Management Inc.
390 Greenwich Street
1st Floor
New York, N.Y. 10013
212-723-5424

                        Report of Independent Accountants

To the Partners of
   F-1000 Futures Fund L.P., Series IX:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of F-1000 Futures Fund L.P., Series IX at December 31, 1998 and 1997, and the results of its operations for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                     PricewaterhouseCoopers LLP

New York, New York
February 26, 1999

                       F-1000 Futures Fund L.P., Series IX
                        Statement of Financial Condition
                           December 31, 1998 and 1997


                                                    1998          1997

Assets:
Equity in commodity futures
 trading account:
   Cash (Note 3c)                               $1,826,504   $1,869,607
   Net unrealized appreciation
    on open futures contracts                       54,426      189,234
    Zero Coupons, $4,863,000 and
    $5,580,000   principal amount in
    1998, and 1997, respectively, due
    May 15, 1999, at fair value
    (amortized cost $4,768,298 and
    $5,179,077 in 1998 and 1997,
    respectively) (Notes 1 and 2)                4,782,517    5,167,917
                                                ----------   ----------
                                                 6,663,447    7,226,758
  Receivable from SSB on sale of Zero Coupons       51,120      321,204
  Interest receivable                                5,316        6,812
                                                ----------   ----------
                                                $6,719,883   $7,554,774
                                                ----------   ----------

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                  $   17,175   $   18,446
   Management fees                                   3,967        4,309
   Professional fees                                24,137       14,762
   Other                                             2,924        5,113
  Redemptions payable (Note 5)                      70,585      439,802
                                                ----------   ----------
                                                   118,788      482,432
                                                ----------   ----------
Partners' capital (Notes 1, 5 and 6):
  General Partner, 103 Unit equivalents
   outstanding in 1998 and 1997                    139,813      130,547
  Limited Partners, 4,760 and
   5,477 Units of Limited Partnership
   Interest outstanding in 1998 and
   1997, respectively                            6,461,282    6,941,795
                                                ----------   ----------
                                                 6,601,095    7,072,342
                                                $6,719,883   $7,554,774
                                                ==========   ==========


See notes to financial statements.

                       F-1000 Futures Fund L.P., Series IX
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 1998, 1997 and 1996



                                                             1998          1997         1996

Income:
  Net gains (losses) on trading
   of commodity interests:
   Realized gains on closed positions                     $ 529,517    $ 552,356    $ 627,333
   Change in unrealized gains/losses
   on open positions                                       (134,808)      82,042     (333,130)
                                                          ---------    ---------    ---------
                                                            394,709      634,398      294,203
  Less, Brokerage commissions including
   clearing fees of $5,883, $8,753 and
   $9,263, respectively (Note 3c)                          (217,641)    (258,085)    (271,097)
                                                          ---------    ---------    ---------
  Net realized and unrealized gains                         177,068      376,313       23,106
  Gains (losses) on sale of Zero Coupons                        161       (8,752)     (46,071)
  Unrealized appreciation
  (depreciation) on Zero Coupons                             25,379       51,739     (113,674)
  Interest income (Notes 2c and 3c)                         336,796      388,224      485,260
                                                          ---------    ---------    ---------
                                                            539,404      807,524      348,621
                                                          ---------    ---------    ---------
Expenses:
  Management fees (Note 3b)                                  46,577       54,426       56,703
  Incentive fees (Note 3b)                                     --         50,954       20,099
  Professional fees                                          40,028       31,790       39,713
  Other expenses                                              4,041        7,375        6,457
  Organization expense (Note 6)                                --           --          7,521
                                                          ---------    ---------    ---------
                                                             90,646      144,545      130,493
                                                          ---------    ---------    ---------
Net income                                                $ 448,758    $ 662,979    $ 218,128
                                                          =========    =========    =========
Net income per Unit of Limited
  Partnership Interest and General Partner
   Unit equivalent (Notes 1 and 6)                        $   89.97    $  103.28    $   39.64
                                                          =========    =========    =========




See notes to financial statements.

                       F-1000 Futures Fund L.P., Series IX
                         Statement of Partners' Capital
                               for the years ended
                        December 31, 1998, 1997 and 1996



                                             Limited         General
                                            Partners         Partner          Total

Partners' capital at December 31, 1995   $ 10,536,752    $    115,825   $ 10,652,577
Net income                                    214,045           4,083        218,128
Redemption of 2,810 Units of
Limited Partnership Interest               (3,113,939)           --       (3,113,939)
                                         ------------    ------------   ------------
Partners' capital at December 31, 1996      7,636,858         119,908      7,756,766
  Net income                                  652,340          10,639        662,979
Redemptions of 1,083 Units of
Limited Partnership Interest               (1,347,403)           --       (1,347,403)
                                         ------------    ------------   ------------
Partners' capital at December 31, 1997      6,941,795         130,547      7,072,342
Net income                                    439,492           9,266        448,758
Redemptions of 717 Units of
 Limited Partnership Interest                (920,005)           --         (920,005)
                                         ------------    ------------   ------------
Partners' capital at December 31, 1998   $  6,461,282    $    139,813   $  6,601,095
                                         ============    ============   ============

See notes to financial statements.

                            F-1000 Futures Fund L.P.,
                                    Series IX
                          Notes to Financial Statements


1.  Partnership Organization:

    F-1000 Futures Fund L.P., Series IX (the "Partnership") is a limited partnership which was organized on August 25, 1992 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its assets in principal amounts stripped from U.S. Treasury Bonds under the Treasury's STRIPS program which payments are due approximately six years from the date trading commenced ("Zero Coupons"). The Partnership was authorized to sell 50,000 Units during the public offering period.

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. On October 8, 1998 Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc. SSBH is a wholly owned subsidiary of Citigroup Inc.

    The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions.

    The Partnership will be liquidated upon the first to occur of the following; at the end of the month in which the Zero Coupons purchased by the Partnership come due (May 1999), or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement. The General Partner, in its sole discretion, may elect not to terminate the Partnership as of the First Payment Date. In the event that the General Partner elects to continue the Partnership, each limited partner shall have the opportunity to redeem all or some of his Units.

2.  Accounting Policies:

    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

    b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

    c. The original issue discount on the Zero Coupons is being amortized over their life using the interest method and is included in interest income.
    d. Zero Coupons are recorded in the statement of financial condition at fair value. Realized gain (loss) on the sale of Zero Coupons is determined on the amortized cost basis of the Zero Coupons at the time of sale.

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

    b. Management Agreements:

       The General Partner, on behalf of the Partnership, has entered into Management Agreements with Rabar Market Research, Inc. ("Rabar") and Trendview Management, Inc. (collectively, the "Advisors"), registered commodity trading advisors. The Advisors are not affiliated with one another and none is affiliated with the General Partner or SSB and are not responsible for the organization or operation of the Partnership. The Partnership will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisor as of the end of each month. In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly (Rabar will be paid on an annual basis), equal to 20% of the New Trading Profits, as defined, of the Partnership.

    c. Customer Agreement:

       The Partnership has entered into a Customer Agreement, which was assigned to SSB, which provides that the Partnership will pay SSB a monthly brokerage fee equal to .71 of 1% (8.5% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. The Partnership will pay for National Futures Association ("NFA") fees, exchange and clearing fees, user, give-up and floor brokerage fees. SSB will pay a portion of such brokerage fees to its financial consultants who have sold Units in the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership maintains a portion of these assets in Zero Coupons and a portion in cash. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 1998 and 1997, the amount of cash held for margin requirements was $220,654 and $416,013, respectively. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. SSB has agreed to pay the Partnership interest on 75% of the average daily equity maintained in cash in its account during each month at the rate of the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses. All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at December 31,1998 and 1997, was $54,426 and $189,234, respectively, and the average fair value during the years then ended, based on a monthly calculation, was $113,655 and $210,449, respectively.

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

6.  Organization and Offering Costs:

    Offering and organization expenses of $391,118 relating to issuance and marketing of the Units offered to the public were paid by SSB's predecessor. The Partnership has reimbursed SSB for all such expenses from the interest earned on funds held in its account beginning with the second month of trading. The Partnership was charged interest at the prime rate on the unpaid organization expense balance. This interest expense of $4,683 in 1995 has been included in organization expense.

7.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit of Partnership interest for the years ended December 31,1998, 1997 and 1996 were as follows:

                                            1998        1997          1996
Net realized and unrealized gains   $      37.65 $      56.61 $      12.46
Net realized and unrealized
 gains (losses) on Zero Coupons             4.79         7.36       (14.87)
Interest income                            64.95        61.76        56.98
Expenses                                  (17.42)      (22.45)      (14.93)
                                        ---------    ---------    ---------
Increase for year                          89.97       103.28        39.64
Net asset value per Unit,
 beginning of year                      1,267.44     1,164.16     1,124.52
                                        ---------    ---------    ---------
Net asset value per Unit,
 end of year                        $   1,357.41 $   1,267.44 $   1,164.16
                                       =========    =========    =========

8.  Guarantee:
    SSBH has agreed to contribute up to $50,000,000 to the Partnership's capital without recourse to the Partnership, the General Partner or SSB to enable the Partnership to meet its margin obligations to SSB. As a result of the agreement, the Partnership should not have to liquidate its Zero Coupons prior to their due date except to fund redemptions, and investors who remain limited partners until dissolution of the Partnership should receive an amount at least equal to their initial investment.

9.  Financial Instrument Risks:

    The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC").
                                   F-9

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

    The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments.
                                       F-10

    At  December  31,  1998,  the  notional  or   contractual   amounts  of  the
    Partnership's commitment to purchase and sell these instruments was $14,748,019 and $10,922,858, respectively. All of these instruments mature within one year of December 31, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1998, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $54,426, as detailed below.


                                December 31, 1998
                             Notional or Contractual
                              Amount of Commitments
                             To Purchase       To Sell     Fair Value

Currencies
-Exchange Traded Contracts   $   328,575   $   485,718   $     6,667
-OTC Contracts                 1,645,975     1,380,492       (14,592)
Energy                            14,574        79,026           449
Grains                              --         548,944         8,541
Interest Rate Non-U.S         12,300,119     6,007,926        42,277
Interest Rate U.S.                  --       1,423,613        (1,838)
Livestock                           --          48,560           140
Metals                            98,122       686,398         7,015
Softs                             45,375       202,215         6,826
Indices                          315,279        59,966        (1,059)
                             -----------   -----------   -----------
Total                        $14,748,019   $10,922,858   $    54,426
                             ===========   ===========   ===========

    At  December  31,  1997,  the  notional  or   contractual   amounts  of  the
    Partnership's   commitment  to  purchase  and  sell  these  instruments  was
    $22,485,602 and $13,608,222, respectively, and the fair value of the Partnership's derivatives, including options thereon, if applicable, was $189,234, as detailed below.


                                December 31, 1997
                             Notional or Contractual
                              Amount of Commitments
                         To Purchase       To Sell    Fair Value
Currencies               $   365,170   $ 3,009,202   $    29,903
Energy                          --         536,290        27,986
Grains                          --         850,281        19,336
Interest Rate Non-U.S     12,259,700     6,105,305        34,668
Interest Rate U.S.         9,068,015          --           5,997
Livestock                       --         531,362         7,310
Metals                       767,217     1,788,949        23,225
Softs                         25,500       686,993        36,009
Lumber                          --          99,840         4,800
                         -----------   -----------   -----------
Total                    $22,485,602   $13,608,222   $   189,234
                         ===========   ===========   ===========

10.    New Accounting Pronouncements:

       In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 is expected to have no material impact on the financial statements of the Partnership as all commodity interests are recorded at fair value, with changes therein reported in the statement of income and expenses.

Item 9.     Changes in and Disagreements  with  Accountants on
            Accounting and  Financial Disclosure.
            During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                    PART III
Item 10.    Directors and Executive Officers of the Registrant.
            The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by Trendview Management, Inc. and Rabar Market Research, Inc. (collectively the "Advisors").
Item 11.    Executive Compensation.
            The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
1. Business." Brokerage commissions and clearing fees of $217,641 were paid for the year ended December 31, 1998. Management fees and incentive fees of $46,577 and $0, respectively, were paid to the Advisors for the year ended December 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
            (a).  Security  ownership of certain  beneficial  owners.
The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
            (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of partnership interest equivalent to 103 (2.1%) Units of Limited Partnership Interest.
            (c). Changes in control.  None.
Item 13.     Certain Relationships and Related Transactions.
             Salomon Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business." and "Item 11. Executive Compensation."
                                     PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on   Form 8-K.
         (a)  (1)   Financial Statements:
                    Statement of Financial Condition at December 31, 1998 and 1997.
                    Statement  of Income and Expenses for the years ended
                    December 31, 1998, 1997 and 1996.

                        Statement of Partners' Capital for the years ended December 31, 1998, 1997 and 1996.
                  (2) Financial Statement Schedules: Financial data schedule for the year ended December 31, 1998.
                  (3)   Exhibits:
              3.1 -     Limited  Partnership  Agreement  (filed  as Exhibit  3.1
                        - to the Registration Statement on Form S-1 (File No. 33-52460) and incorporated herein by reference).
              3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the County Clerk of New York County on August 25, 1992 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 33-52460 and incorporated herein by reference).
              10.1 - Customer Agreement between the Partnership and Smith Barney Shearson Inc. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 33-52460) and incorporated herein by reference).
              10.3 -    Escrow  Instructions relating to escrow of  subscription
                        funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-52460) and incorporated herein by reference).

               10.5 - Management Agreement among the Partnership, the General Partner and A. O. Management Corp. (filed as
                            Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 33-52460) and incorporated herein by reference).
               10.6 - Management Agreement among the Partnership, the General Partner and PRAGMA, Inc. (filed as Exhibit
                            10.6 to the Registration Statement on Form S-1 (File No. 33-52460) and incorporated herein by reference).
               10.7 - Management Agreement among the Partnership, the General Partner and Rabar Market Research, Inc. (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (Filed No. 33-52460) and incorporated herein by reference).
               10.8 - Management Agreement among the Partnership, the General Partner and Trendview Management, Inc. filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 33-52460) and incorporated herein by reference).
               10.9 - Letter dated September 7, 1993 from the General Partner to A. O. Management Corp. terminating the Management Agreement (filed as Exhibit 10.9 to Form 10-K for the period ended December 31, 1993 and incorporated herein by reference).

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

               10.15- Letters extending Management Agreements with Rabar Market Research Inc. and Trendview Management Inc. for 1997 and 1996 (filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
               10.16- Letters extending Management Agreements with Rabar Market Research Inc. and Trendview Management Inc. for 1998 (filed herein).
         (b)   Reports on 8-K:  None Filed.

         Supplemental Information To Be Furnished With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1999.

F-1000 FUTURES FUND L.P., SERIES IX


By:       Smith Barney Futures Management Inc.
          (General Partner)



By        /s/        David J. Vogel
          David J. Vogel, President & Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.



/s/     David J. Vogel                               /s/     Jack H. Lehman III
David J. Vogel,                                      Jack H. Lehman III
Director, Principal Executive                        Chairman and Director
Officer and President



/s/    Michael R. Schaefer                            /s/    Daniel A. Dantuono
Michael R. Schaefer                                   Daniel A. Dantuono
Director                                              Treasurer, Chief Financial
                                                      Officer and Director



/s/ Daniel R. McAuliffe, Jr.                          /s/ Steve J. Keltz
Daniel R. McAuliffe, Jr.                              Steve J. Keltz
Director                                              Secretary and Director




/s/   Shelley Ullman
Shelley Ullman
Director