Form 10-K/A
period 1998-12-31
F-1000 FUTURES FUND LP SERIES IX
filed 1999-04-01
CIK 892381

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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 1999 Limited Partnership Units with an aggregate value of $6,616,229 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE