Form 10-Q
period 1999-03-31
F-1000 FUTURES FUND LP SERIES IX
filed 1999-05-14
CIK 892381

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1999

Commission File Number 0-21586


               F-1000 FUTURES FUND L.P., SERIES IX
-----------------------------------------------------------------
(Exact name of  registrant  as  specified in its charter)

      New York                                13-3678327
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)



                    c/o Smith Barney Futures Management Inc.
                           390 Greenwich St. - 1st Fl.
                    New York, New York 10013
-----------------------------------------------------------------
(Address   and   Zip   Code   of   principal executive offices)


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

                                                                   Page
                                                                  Number

PART I - Financial Information:

   Item 1      Financial Statements:

               Statement of Financial Condition
               at March 31, 1999 (unaudited) and
               December 31, 1998                                    3

               Statement of Income and Expenses and  Partners'
               Capital  for the three  months  ended March 31,
               1999 and 1998 (unaudited).                           4


               Notes to Financial Statements
               (unaudited)                                        5 - 9

  Item 2       Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                        10 - 13

  Item 3       Quantitative and Qualitative
               Disclosures of Market Risk                        14 - 15

PART II - Other Information                                        16

                                     PART I

                          Item 1. Financial Statements


                       F-1000 FUTURES FUND L.P., SERIES IX
                        STATEMENT OF FINANCIAL CONDITION


                                                       MARCH 31,  DECEMBER 31,
                                                          1999        1998
                                                     -----------  -----------
                                                     (Unaudited)
ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                           $1,701,645   $1,826,504
  Net unrealized appreciation
   on open futures contracts                              20,917       54,426
  Zero Coupons, $4,560,000 and $4,863,000
   principal amount in 1999 and 1998, respectively,
   due May 15, 1999, at fair value
    (amortized cost $4,548,548 and $4,768,298,
    in 1999 and 1998, respectively)                    4,533,780    4,782,517



                                                      ----------   ----------
                                                       6,256,342    6,663,447

Receivable from SSB on sale of Zero Coupons              301,261       51,120
Interest receivable                                        5,058        5,316
                                                      ----------   ----------
                                                      $6,562,661   $6,719,883
                                                      ==========   ==========



LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                         $   16,051   $   17,175
  Management fees                                          3,704        3,967
  Professional fees                                       12,000       24,137
  Other                                                   15,733        2,924
 Redemption payable                                      405,941       70,585
                                                      ----------   ----------
                                                         453,429      118,788
                                                      ----------   ----------


Partners' Capital:
General Partner, 103  Units equivalents
  outstanding in 1999 and 1998                           137,993      139,813
Limited Partners, 4,457 and 4,760 Units
   of Limited Partnership Interest
   outstanding in 1999 and 1998, respectively          5,971,239    6,461,282
                                                      ----------   ----------
                                                       6,109,232    6,601,095
                                                      ----------   ----------
                                                      $6,562,661   $6,719,883
                                                      ==========   ==========


See Notes to Financial statements.

                       F-1000 FUTURES FUND L.P., SERIES IX
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                           MARCH 31,
                                                     -----------    -----------
                                                          1999            1998

                                                     ------------   -----------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions         $   (43,881)   $  110,686
  Change in unrealized gains/losses on open
    positions                                             (33,509)     (146,916)

                                                      -----------    -----------

                                                          (77,390)      (36,230)
Less, brokerage commissions including clearing fees
  of $1,327 and $2,380, respectively                      (52,945)      (57,104)

                                                      -----------    -----------

  Net realized and unrealized losses                     (130,335)      (93,334)
  Gains (losses) on sale of Zero Coupons                   17,852          (400)
  Unrealized appreciation (depreciation)
    on Zero Coupons                                       (28,987)        5,500
  Interest income                                          78,449        88,494

                                                      -----------    -----------

                                                          (63,021)          260

                                                      -----------    -----------


Expenses:
  Management fees                                          11,427        11,825
  Other                                                    11,474        10,405

                                                      -----------    -----------

                                                           22,901        22,230

                                                      -----------    -----------

  Net loss                                                (85,922)      (21,970)
  Redemptions                                            (405,941)     (360,098)

                                                      -----------    -----------

  Net decrease in Partners' capital                      (491,863)     (382,068)

Partners' capital, beginning of period                  6,601,095     7,072,342

                                                      -----------    -----------

Partners' capital, end of period                      $ 6,109,232    $6,690,274
                                                      ===========    ===========

Net asset value per Unit
  (4,560 and 5,295 Units outstanding
  at March 31, 1999 and 1998, respectively)           $  1,339.74    $ 1,263.51
                                                      ===========    ===========


Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $    (17.67)   $    (3.93)
                                                      ===========    ===========

See Notes  to Financial Statements

                       F-1000 FUTURES FUND L.P., SERIES IX
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made for the Partnership by Trendview Management Inc. and Rabar Market Research, Inc. (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                       F-1000 FUTURES FUND L.P., SERIES IX
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

2.       Net Asset Value Per Unit:

         Changes in net asset value per Unit for the three months ended March 31, 1999 and 1998 were as follows:

                                        THREE-MONTHS ENDED
                                            MARCH 31,
                                    ----------    ----------
                                         1998         1998
                                    -----------   ----------

Net realized and unrealized
 losses                          $     (26.80)    $ (16.75)
Realized and unrealized
 gains(losses) on Zero Coupons          (2.29)         .90
Interest income                         16.13        15.88
Expenses                                (4.71)       (3.96)
                                     ---------    ---------

Decrease for period                    (17.67)       (3.93)

Net Asset Value per Unit,
  beginning of period                1,357.41     1,267.44
                                     ---------    ---------

Net Asset Value per Unit,
  end of period                  $   1,339.74   $ 1,263.51
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 1999 and December 31, 1998 was $20,917 and $54,426, respectively, and the average fair value during the three and twelve months then ended, based on monthly calculation was $48,899 and $113,655, respectively.

4.       Financial Instrument Risk:

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

         At March 31, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $15,331,574 and $5,548,481, respectively, as detailed below. All of these instruments mature within one year of March 31, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $20,917, as detailed below.

                                    MARCH 31, 1999
                                NOTIONAL OR CONTRACTUAL
                                AMOUNT OF COMMITMENTS
                               TO PURCHASE       TO SELL     FAIR VALUE

Currencies:
 - Exchange Traded Contracts   $   395,507   $ 1,365,397    $    14,784
 - OTC Contracts                   916,737     2,311,517         (4,410)
Energy                             299,444          --            9,356
Grains                              95,125        46,793         (2,424)
Interest Rate U.S.                 472,625       476,123          1,653
Interest Rates Non-U.S          12,327,209       453,693          6,387
Metals                             446,739       825,608        (12,413)
Softs                                 --          69,350          5,355
Indices                            378,188          --            2,629
                               -----------   -----------    -----------

Totals                         $15,331,574   $ 5,548,481    $    20,917
                               ===========   ===========    ===========

        At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $14,748,019 and $10,922,858, respectively, and the fair value of the Partnership's derivatives, including options thereon, if applicable, was $54,426, as detailed below.
                                      DECEMBER 31, 1998
                                  NOTIONAL OR CONTRACTUAL
                                   AMOUNT OF COMMITMENTS
                                TO PURCHASE        TO SELL      FAIR VALUE

Currencies:
 - Exchange Traded Contracts   $    328,575   $    485,718    $      6,667
 - OTC Contracts                  1,645,975      1,380,492         (14,592)
Energy                               14,574         79,026             449
Grains                                 --          548,944           8,541
Interest Rates U.S.                    --        1,423,613          (1,838)
Interest Rate Non-U.S            12,300,119      6,007,926          42,277
Livestock                              --           48,560             140
Metals                               98,122        686,398           7,015
Softs                                45,375        202,215           6,826
Lumber                              315,279         59,966          (1,059)
                               ------------   ------------    ------------

Totals                         $ 14,748,019   $ 10,922,858    $     54,426
                               ============   ============    ============

Item 2.    Management's  Discussion  and   Analysis  of  Financial Condition and
           Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred in the Partnership's first quarter of 1999.

         The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the three months ended March 31, 1999, Partnership capital decreased 7.5% from $6,601,095 to $6,109,232. This decrease was attributable to the redemption of 303 Units resulting in an outflow of $405,941 coupled with a loss from operations of $85,922 during the three months ended March 31, 1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

         During the Partnership's first quarter of 1999, the net asset value per Unit decreased 1.3% from $1,357.41 to $1,339.74 as compared to the first quarter of 1998 in which the net asset value per Unit decreased 0.3%. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 1999 of $77,390. Losses were primarily attributable to the trading of currencies, non-U.S. interest rates, livestock, indices and metals and were partially offset by gains in U.S. interest rates, energy products, grains and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 1998 of $36,230. Losses were primarily attributable to the trading of grains, currencies, livestock, softs, U.S. interest rates and metals and were partially offset by gains in indices, non-U.S. interest rates and energy products.

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

         Interest income on 75% of the Partnership's daily average equity maintained in cash was earned on the monthly average 13-week U.S. Treasury bill yield. Also included in interest income is the amortization of original issue discount on the Zero Coupons based on the interest method. Interest income for the three months ended March 31, 1999 decreased by $10,045 as compared to the corresponding period in 1998. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's Zero Coupons and equity maintained in cash.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 1999 decreased by $4,159 as compared to the corresponding period in 1998.

         All trading decisions for the Partnership are currently being made by the Advisors. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1999 decreased by $398 as compared to the corresponding period in 1998.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. No incentive fees were earned for the three months ended March 31, 1999 and 1998.

Item 3.     Quantitative and Qualitative Disclosures of Market Risk


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

     The following table indicate the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 1999, the Partnership's total capitalization was $6,109,232. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.


                         MARCH 31, 1999
                                      % of Total
Market Sector         Value at Risk  Capitalization

Currencies
- Exchange Traded
     Contracts            $  8,750      0.14%
- OTC Contracts            125,996      2.06%
Energy                      19,200      0.32%
Grains                       4,200      0.08%
Interest rates U.S.          5,525      0.09%
Interest rates Non-U.S      39,115      0.64%
Metals                      21,050      0.34%
Softs                        4,500      0.07%
Indices                     30,419      0.50%
                          --------     ------

Total                     $258,755      4.24%
                          ========      =====

            PART II OTHER INFORMATION

Item 1.   Legal Proceedings

               For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item
          3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint.

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


By:      /s/ David J. Vogel
         David J. Vogel, President

Date:     5/14/99


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:  Smith Barney Futures Management Inc.
         (General Partner)


By:      /s/ David J. Vogel
         David J. Vogel, President


Date:     5/14/99



By:      /s/ Daniel A. Dantuono
         Daniel A. Dantuono
         Chief Financial Officer and
         Director


Date:     5/14/99